Form 10-Q
period 2019-06-30
SEATech Ventures Corp.
filed 2019-08-12
CIK 1763660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 333-230479

SEATECH VENTURES CORP

(Exact name of registrant issuer as specified in its charter)

Nevada	61-1882326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 2708-09, 27/F, The Metropolis Tower,

10 Metropolis Drive, Hung Hom, Hong Kong

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code +852 83311767

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).

YES [  ] NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-accelerated Filer [  ] Smaller reporting company [X]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has fled all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2019
Common Stock, $.0001 par value	92,176,667

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

SEATECH VENTURES CORP

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEATECH VENTURES CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2019 AND DECEMBER 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	June 30, 2019	December 31, 2018
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$205,381	$260,912
Trade receivables	7,707	8,000
Total Current Assets	$213,088	$268,912

TOTAL ASSETS	213,088	268,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Amount due to director	4,831	4,831
Accrued expenses and other payable	12,500	10,000
Amount due to related party	94,220	-
Total Current Liabilities	$111,551	$14,831

TOTAL LIABILITIES	$111,551	$14,831

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Shares, par value $0.0001; 600,000,000 shares authorized, 92,176,667 shares issued and outstanding as of June 30, 2019 and December 31, 2018	$9,218	$9,218
Additional paid in capital	316,792	316,792
Accumulated other comprehensive profit	(122)	(122)
Accumulated deficit	(224,351)	(71,807)
TOTAL STOCKHOLDERS’ EQUITY	$101,537	$254,081

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$213,088	$268,912

See accompanying notes to condensed consolidated financial statements.

SEATECH VENTURES CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

FOR THE SIX MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Six Months Ended June 30, 2019

REVENUE	$23,507

COST OF REVENUE	(14,220)

GROSS PROFIT	$9,287

OTHER INCOME	1

MARKETING AND SELLING EXPENSES	(8,550)

GENERAL AND ADMINISTRATIVE	(153,282)

LOSS BEFORE INCOME TAX	$(152,544)

TAXES PROVISION	-

NET LOSS	$(152,544)

Other comprehensive income:
- Foreign currency translation adjustment	-

TOTAL COMPREHENSIVE LOSS	$(152,544)

Net loss per share- Basic and diluted	(0.00)

Weighted average number of common shares outstanding - Basic and diluted	73,383,699

See accompanying notes to condensed consolidated financial statements.

SEATECH VENTURES CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Number of shares	Amount	PAID-IN CAPITAL	ADJUSTMENT	ACCUMULATED LOSSES	TOTAL EQUITY
Balance as of April 2, 2018 (inception)	100,000	$10	$-	$-	$-	$10
Issuance of share capital - founder’s shares	90,000,000	9,000	-		-	9,000
Share issued in private placement completed on September 07, 2018 at $0.10 per share	750,000	75	74,925	-	-	75,000
Shares issued in private placement completed on September 12, 2018 at $0.15 per share	466,667	47	69,953	-	-	70,000
Shares issued in private placement completed on November 29, 2018 at $0.20 per share	860,000	86	171,914	-	-	172,000
Foreign currency translation loss				(122)		(122)
Net loss	-	-	-	-	(71,807)	(71,807)
Balance as of December 31, 2018	92,176,667	$9,218	$316,792	$(122)	$(71,807)	$254,081
Net loss for the year	-	-	-		(152,544)	(152,544)
Balance as of June 30, 2019	92,176,667	9,218	316,792	(122)	(224,351)	101,537

SEATECH VENTURES CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Six months ended June 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(152,544)
Changes in operating assets and liabilities:
Accounts receivables	293
Other payables and accrued liabilities	2,500
Amount due to director	-
Amount due to related party	94,220
Net cash provided by/(used in) operating activities	$(55,531)
Effect of exchange rate changes on cash and cash equivalents	-

Net change in cash and cash equivalents	(55,531)

Cash and cash equivalents, beginning of period	260,912
CASH AND CASH EQUIVALENTS, END OF PERIOD	$205,381

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-
Interest paid	$-

See accompanying notes to condensed consolidated financial statements.

SEATECH VENTURES CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND ORGANIZATION

SEATech Ventures Corp is organized as a Nevada limited liability company, incorporated on April 2, 2018. For purposes of consolidated financial statement presentation, SEATech Venture Corp and its subsidiary are herein referred to as “the Company” or “we”.

The Company business of which planned principal operations are to provide business mentoring, nurturing and incubation services relating to client businesses and corporate development advisory services to entrepreneurs in the broader technology industry, but with a specific focus on the information and communication technology industry.

On May 2, 2018, the Company acquired 100% interest in SEATech Ventures Corp, a private limited liability company incorporated in Labuan, Malaysia.

On December 21, 2018, SEATech Ventures Corp, the Malaysia Company acquired SEATech Ventures (HK) Limited, a private limited company incorporated in Hong Kong.

Details of the Company’s subsidiaries:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities

1.	SEATech Ventures Corp	Labuan / March 12, 2018	100 share of ordinary share of US$1 each	Investment holding

2.	SEATech Ventures (HK) Limited	Hong Kong / December 13, 2018	1 ordinary share of HKD$1	Business mentoring, nurturing and incubation, and corporate development advisory services

SEATECH VENTURES CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements for SEATech Ventures Corp. and its subsidiaries for the six months ended June 30, 2019 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of SEATech Ventures Corp. and its wholly owned subsidiaries, SEATech Ventures Corp. and SEATech Ventures (HK) Limited. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted December 31 as its fiscal year end.

Basis of consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated upon consolidation.

Use of estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities in the balance sheets, and the reported revenue and expenses during the periods reported. Actual results may differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

SEATECH VENTURES CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended June 30, 2019, the Company incurred a net loss of $152,544 and has generated minimal revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stock holders, in the case of equity financing.

SEATECH VENTURES CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Net income/(loss) per share

The Company calculates net income/(loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income/(loss) per share is computed by dividing the net income/(loss) by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income/(loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income.

The reporting currency of the Company is United States Dollars (“US$”). The Company’s subsidiary in Labuan and Hong Kong maintains its books and record in United States Dollars (“US$”) respectively, and Ringgits Malaysia (“RM”) is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of shareholders’ equity.

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended June 30, 2019	As of and for the period ended December 31, 2018

Period-end RM : US$1 exchange rate	4.13	4.14
Period-average RM : US$1 exchange rate	4.12	4.08
Period-end HK$: US$1 exchange rate	7.82	7.83
Period-average HK$ : US$1 exchange rate	7.84	7.84

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

SEATECH VENTURES CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Fair value of financial instruments:

The carrying value of the Company’s financial instruments: cash and cash equivalents, account receivables, amount due to a director, and accounts payable and approximate at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Recent accounting pronouncements

FASB issues various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. On June 10, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) entirely from current accounting guidance. The Company has elected adoption of this standard, which eliminates the designation of DSEs and the requirement to disclose results of operations and cash flows since inception.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

SEATECH VENTURES CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. COMMON STOCK

On April 2, 2018, the founder of the Company, Mr. Chin Chee Seong purchased 100,000 shares of restricted common stock of the Company at a par value of $0.0001 per share. The monies from this transaction, which totaled $10, went to the Company to be used as initial working capital.

On May 14, 2018, the Company issued 20,000,000 shares of restricted common stock to Chin Chee Seong and Seah Kok Wah respectively, with a par value of $0.0001 per share, for total additional working capital of $4,000.

On August 7, 2018, the Company issued 10,000,000 shares of restricted common stock to Greenpro Venture Capital Limited with a par value of $0.0001 per share, for total additional working capital of $1,000.

On August 8, 2018, the Company issued 30,000,000 shares of restricted common stock to Greenpro Asia Strategic Fund SPC, a company incorporated in Cayman Islands with a par value of $0.0001 per share, for additional working capital of $3,000.

On August 27, 2018, the Company issued 10,000,000 shares of restricted common stock to STVC Talent Sdn. Bhd, a company incorporated in Malaysia with a par value of $0.0001 per share, for additional working capital of $1,000.

On September 7, 2018, the Company sold shares to 2 shareholders, of whom reside in Malaysia. A total of 750,000 shares of restricted common stock were sold at a price of $0.10 per share. The total proceeds to the Company amounted to a total of $75,000.

On September 12, 2018, the Company sold shares to a shareholder, of whom reside in Malaysia. A total of 466,667 shares of restricted common stock were sold at a price of $0.15 per share. The total proceeds to the Company amounted to a total of $70,000.

In between September 21, 2018 and November 29, 2018, the Company sold shares to 44 shareholders, of whom reside in Malaysia. A total of 860,000 shares of restricted common stock were sold at a price of $0.20 per share. The total proceeds to the Company amounted to a total of $172,000.

As of June 30, 2019, SEATech Ventures Corp has an issued and outstanding common share of 92,176,667.

4. CASH AND CASH EQUIVALENTS

As at June 30, 2019, the Company recorded $205,381 of cash and cash equivalents which primarily consists of cash in bank.

5. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following at June 30, 2019 and December 31, 2018:

	As of June 30, 2019	As of December 31, 2018
Accrued audit fees	$12,500	$10,000
Total payables and accrued liabilities	$12,500	$10,000

SEATECH VENTURES CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

6. AMOUNT DUE TO A DIRECTOR

As of June 30, 2019, a director of the Company advanced $4,831, respectively to the Company, which is unsecured, interest-free with no fixed repayment term, for working capital purpose. Imputed interest is considered insignificant.

	As of June 30, 2019 (Unaudited)	As of December 31, 2018 (Audited)
Amount due to director	4,831	4,831

Total amount due to director	$4,831	$4,831

7. AMOUNT DUE TO RELATED PARTY

	As of June 30, 2019 (Unaudited)	As of December 31, 2018 (Audited)

Related party A [1]	$94,220	$-
	$94,220	$-

As of June 30, 2019, the balance $94,220 represented an outstanding payable to 1 related party.

1The related party A, through its wholly owned subsidiaries is a 43.4% shareholder of the Company. Related party A provides consultancy service to the Company.

The amounts due to related parties are unsecured, interest-free with no fixed repayment term, for working capital purpose.

8. INCOME TAXES

For the six months ended June 30, 2019, the local (United States) and foreign components of income/ (loss) before income taxes were comprised of the following:

	Six months ended June 30, 2019 (Unaudited)	For the period ended December 31, 2018 (Audited)

Tax jurisdictions from:
Local	$(142,500)	$(73,957)
Foreign, representing
- Seychelles	(2,580)	(4,319)
- Hong Kong	$(7,464)	$6,469
Loss before income tax	$(152,544)	$(71,807)

The provision for income taxes consisted of the following:

	For the period ended June 30, 2019	For the year ended December 31, 2018
Current:
- Local	-	-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States Labuan and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of June 30, 2019, the operations in the United States of America incurred $142,500 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance of $29,925 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future

Labuan

Under the current laws of the Labuan, SEATech Ventures Corp is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit.

Hong Kong

SEATECH VENTURES CORP is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

SEATECH VENTURES CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

9. COMMITMENTS AND CONTINGENCIES

As of June 30, 2019, the Company has no commitments or contingencies involved.

10. RELATED PARTY TRANSACTIONS

For the period ended June 30, 2019 the Company has the following transactions with related party:

	For the period ended June 30, 2019 (Unaudited)	For the period ended December 31, 2018 (Audited)

Cost of Revenue :
- Related party A	$14,220	$-

Company Secretary Fees :
- Related party A	$5,080	$4,732

Professional Fees:
- Related party A	$140,000	$60,000

The related party A, through its wholly owned subsidiaries is a 43.4% shareholder of the Company.

11. SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred after June 30, 2019 up through the date to July 31, 2019, the Company issued audited consolidated financial statements in accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. During this period, there was no subsequent event that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form S-1 Amendment No.3, dated May 30, 2019, for the period ended March 31, 2019 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form S-1. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form S-1 Amendment No.3, dated May 30, 2019, in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this transition report on Form 10-Q. The following should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

Company Overview

SEATech Ventures Corp, the US Company, operates through its wholly owned subsidiary, SEATech Ventures Corp, a Labuan Company; which operates through its wholly owned subsidiary, SEATech Ventures (HK) Limited, a Hong Kong Company; The US, Labuan act solely for holding purposes whereas all current and future operations in Hong Kong are planned to be carried out via SEATech Ventures (HK) Limited, the Hong Kong Company. The purpose of the Hong Kong Company is to function as the current regional hub, carrying out the majority of operations of the Company.

All of the previous entities share the same exact business plan with the goal of providing business mentoring services, nurturing and incubation services relating to client businesses and corporate development advisory services to entrepreneurs in the broader technology industry, but with a specific focus on the information and communication technology industry .We will, at least initially, primarily focus our efforts on nurturing ICT entrepreneurs in Asia. Our advisory services will center on our “ICT Start-Up Mentorship Program”, which is designed to assist tech-based entrepreneurs in solving ICT industry pain points caused by technical insufficiencies, inappropriate financial modelling and weak strategic positioning within a competitive environment.

3

Results of Operation

For the six months ended June 30, 2019

Revenues

For six months ended June 30, 2019, the Company has generated revenue of $23,507. The revenue generated was the result of corporate development advisory service rendered by the Company and also services rendered to client for organizing seminar. The Company hosted the event on behalf of client so that entrepreneurs could link up and create relationships with other entrepreneurs.

Cost of Revenue and Gross Margin

For the six months ended June 30, 2019, cost incurred arise in providing corporate development advisory services is $14,220 and generate a gross profits of $9,287 the for the six months ended June 30, 2019.

Selling and marketing expenses

For the six months ended June 30, 2019, we had selling and distribution expenses in the amount of $8,550, which was primarily comprised of marketing expenses and expenses incurred for selling of services.

General and administrative expenses

For the six months ended June 30, 2019, we had general and administrative expenses in the amount of $153,282, which was primarily comprised of company renewal fee, employee salary, and employee reimbursement.

Net Loss

For the six months ended June 30, 2019, the Company has incurred a net loss of $152,544. The loss is mainly derived from the general and administrative expenses.

4

Liquidity and Capital Resources

As of June 30, 2019, we had cash and cash equivalents of $205,381. We had positive operating cash flows due to minimal operating activity, we expect increased levels of operating activities going forward will result in more significant cash outflows.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. For the six months ended June 30, 2019, we have met these requirements primarily from previous sales of our common stock.

Cash Used In Operating Activities

For the six months ended June 30, 2019, net cash used in operating activities was $55,531, which were the result of our net loss attributable to selling and distribution costs, and administration expenses, as well as increase in accounts receivable.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2019.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

5

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Investment Officer. Based upon that evaluation, our Chief Executive Officer and Chief Investment Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2019, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

6

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We know of no materials, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

7

ITEM 6. Exhibits

Exhibit No.	Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal investment officer*

32.1	Section 1350 Certification of principal executive officer *

32.2	Section 1350 Certification of principal investment officer *

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

* Filed herewith.

8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATech Ventures Corp
(Name of Registrant)

Date: August 12, 2019
	By:	/s/ CHIN CHEE SEONG
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer

Date: August 12, 2019	By:	/s/ SEAH KOK WAH
	Title:	Chief Investment Officer, Director

9