Form 10-Q
period 2019-09-30
SEATech Ventures Corp.
filed 2019-11-12
CIK 1763660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2019

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

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2019
Common Stock, $.0001 par value	92,176,667

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

SEATECH VENTURES CORP

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEATECH VENTURES CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	September 30, 2019	December 31, 2018
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$91,717	$260,912
Trade receivables	5,000	8,000
Total Current Assets	$96,717	$268,912

TOTAL ASSETS	96,717	268,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$-	$
Amount due to director	4,831	4,831
Accrued expenses and other payable	12,500	10,000
Amount due to related party	4,500	-
Total Current Liabilities	$21,831	$14,831
TOTAL LIABILITIES	$21,831	$14,831

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Shares, par value $0.0001; 600,000,000 shares authorized, 92,176,667 shares issued and outstanding as of September 30, 2019 and December 31, 2018	$9,218	$9,218
Additional paid in capital	316,792	316,792
Accumulated other comprehensive profit	(122)	(122)
Accumulated deficit	(251,002)	(71,807)
TOTAL STOCKHOLDERS’ EQUITY	$74,886	$254,081

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$96,717	$268,912

See accompanying notes to condensed consolidated financial statements.

SEATECH VENTURES CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Nine Months Ended September 30, 2019

REVENUE	$28,507

COST OF REVENUE	(18,720)

GROSS PROFIT	$9,787

OTHER INCOME	22

MARKETING AND SELLING EXPENSES	(25,461)

GENERAL AND ADMINISTRATIVE	(163,543)

LOSS BEFORE INCOME TAX	$(179,195)

TAXES PROVISION	-

NET LOSS	$(179,195)
Other comprehensive income:
- Foreign currency translation adjustment	-

TOTAL COMPREHENSIVE LOSS	$(179,195)

Net loss per share- Basic and diluted	(0.00)

Weighted average number of common shares outstanding - Basic and diluted	92,176,667

See accompanying notes to condensed consolidated financial statements.

SEATECH VENTURES CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Number of shares	Amount	PAID-IN CAPITAL	FOREIGN EXCHANGE TRANSLATION ADJUSTMENT	ACCUMULATED LOSSES	TOTAL EQUITY
Balance as of April 2, 2018 (inception)	100,000	$10	$-	$-	$-	$10
Issuance of share capital - founder’s shares	90,000,000	9,000	-		-	9,000
Share issued in private placement completed on September 07, 2018 at $0.10 per share	750,000	75	74,925	-	-	75,000
Shares issued in private placement completed on September 12, 2018 at $0.15 per share	466,667	47	69,953	-	-	70,000
Shares issued in private placement completed on November 29, 2018 at $0.20 per share	860,000	86	171,914	-	-	172,000
Foreign currency translation loss				(122)		(122)
Net loss	-	-	-	-	(71,807)	(71,807)
Balance as of December 31, 2018	92,176,667	$9,218	$316,792	$(122)	$(71,807)	$254,081
Net loss for the year	-	-	-		(179,195)	(179,195)
Balance as of September 30, 2019	92,176,667	9,218	316,792	(122)	(251,002)	74,886

SEATECH VENTURES CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Nine months ended September 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(179,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation
Changes in operating assets and liabilities:
Accounts receivables	3,000
Account due to relate party	4,500
Other payables and accrued liabilities	2,500
Net cash used in operating activities	$(169,195)
Effect of exchange rate changes on cash and cash equivalents	-

Net change in cash and cash equivalents	(169,195)

Cash and cash equivalents, beginning of period	260,912
CASH AND CASH EQUIVALENTS, END OF PERIOD	$91,717

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-
Interest paid	$-

See accompanying notes to condensed consolidated financial statements.

SEATECH VENTURES CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

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

SEATECH VENTURES CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements for SEATech Ventures Corp. and its subsidiaries for the nine months ended September 30, 2019 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of SEATech Ventures Corp. and its wholly owned subsidiaries, SEATech Ventures Corp. and SEATech Ventures (HK) Limited. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted December 31 as its fiscal year end.

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

SEATECH VENTURES CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended September 30, 2019, the Company incurred a net loss of $179,069 and has generated minimal revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

SEATECH VENTURES CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

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

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended September 30, 2019	As of and for the period ended December 31, 2018

Period-end RM : US$1 exchange rate	4.18	4.14
Period-average RM : US$1 exchange rate	4.16	4.08
Period-end HK$: US$1 exchange rate	7.84	7.83
Period-average HK$ : US$1 exchange rate	7.83	7.84

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

SEATECH VENTURES CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

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

SEATECH VENTURES CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

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

As of September 30, 2019, SEATech Ventures Corp has an issued and outstanding common share of 92,176,667.

4. CASH AND CASH EQUIVALENTS

As at September 30, 2019, the Company recorded $91,717 of cash and cash equivalents which primarily consists of cash in bank.

5. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following at September 30, 2019 and December 31, 2018:

	As of September 30, 2019	As of December 31, 2018
Accrued audit fees	$12,500	$10,000
Total payables and accrued liabilities	$12,500	$10,000

SEATECH VENTURES CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

6. AMOUNT DUE TO A DIRECTOR

As of September 30, 2019, a director of the Company advanced $4,831, respectively to the Company, which is unsecured, interest-free with no fixed repayment term, for working capital purpose. Imputed interest is considered insignificant.

	As of September 30, 2019 (Unaudited)	As of December 31, 2018 (Audited)
Amount due to director	4,831	4,831

Total amount due to director	$4,831	$4,831

7. AMOUNT DUE TO RELATED PARTY

	As of September 30, 2019 (Unaudited)	As of December 31, 2018 (Audited)

Related party A [1]	$4,500	$-
	$4,500	$-

As of September 30, 2019, the balance $4,500 represented an outstanding payable to 1 related party.

1The related party A, through its wholly owned subsidiaries is a 43.4% shareholder of the Company. Related party A provides consultancy service to the Company.

The amounts due to related parties are unsecured, interest-free with no fixed repayment term, for working capital purpose.

8. INCOME TAXES

For the nine months ended September 30, 2019, the local (United States) and foreign components of income/ (loss) before income taxes were comprised of the following:

	Nine months ended September 30, 2019 (Unaudited)	For the period ended December 31, 2018 (Audited)

Tax jurisdictions from:
Local	$(146,790)	$(73,957)
Foreign, representing
- Seychelles	(2,685)	(4,319)
- Hong Kong	$(29,720)	$6,469
Loss before income tax	$(179,195)	$(71,807)

The provision for income taxes consisted of the following:

	For the period ended September 30, 2019	For the year ended December 31, 2018
Current:
- Local	-	-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States Labuan and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of September 30, 2019, the operations in the United States of America incurred $146,790 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance of $30,826 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future

Labuan

Under the current laws of the Labuan, SEATech Ventures Corp is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit.

Hong Kong

SEATECH VENTURES CORP is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

SEATECH VENTURES CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

9. COMMITMENTS AND CONTINGENCIES

As of September 30, 2019, the Company has no commitments or contingencies involved.

10. RELATED PARTY TRANSACTIONS

For the period ended September 30, 2019 the Company has the following transactions with related party:

	For the period ended September 30, 2019 (Unaudited)	For the period ended December 31, 2018 (Audited)
Cost of Revenue :
- Related party A	$18,720	$-

Company Secretary Fees :
- Related party A	$5,080	$4,732

Professional Fees:
- Related party A	$140,000	$60,000

The related party A, through its wholly owned subsidiaries is a 43.4% shareholder of the Company.

11. SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred after June 30, 2019 up through the date to September 31, 2019, the Company issued audited consolidated financial statements in accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. During this period, there was no subsequent event that required recognition or disclosure.

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

All of the previous entities share the same exact business plan with the goal of providing business mentoring services, nurturing and incubation services relating to client businesses and corporate development advisory services to entrepreneurs in the broader technology industry, but with a specific focus on the information and communication technology industry. We will, at least initially, primarily focus our efforts on nurturing ICT entrepreneurs in Asia. Our advisory services will center on our “ICT Start-Up Mentorship Program”, which is designed to assist tech-based entrepreneurs in solving ICT industry pain points caused by technical insufficiencies, inappropriate financial modelling and weak strategic positioning within a competitive environment.

3

Results of Operation

For the nine months ended September 30, 2019

Revenues

For nine months ended September 30, 2019, the Company has generated revenue of $28,507. The revenue generated was the result of corporate development advisory service rendered by the Company.

Cost of Revenue and Gross Margin

For the nine months ended September 30, 2019, cost incurred arise in providing corporate development advisory services is $18,720 and generate a gross profits of $9,787 the for the nine months ended September 30, 2019.

Selling and marketing expenses

For the nine months ended September 30, 2019, we had selling and distribution expenses in the amount of $25,461, which was primarily comprised of marketing expenses and expenses incurred for selling of services.

General and administrative expenses

For the nine months ended September 30, 2019, we had general and administrative expenses in the amount of $163,543 which was primarily comprised of company renewal fee, employee salary, and employee reimbursement.

Net Loss

For the nine months ended September 30, 2019, the Company has incurred a net loss of $179,195. The loss is mainly derived from the general and administrative expenses.

4

Liquidity and Capital Resources

As of September 30, 2019, we had cash and cash equivalents of $91,717. We had positive operating cash flows due to minimal operating activity, we expect increased levels of operating activities going forward will result in more significant cash outflows.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. For the nine months ended September 30, 2019, we have met these requirements primarily from previous sales of our common stock.

Cash Used In Operating Activities

For the nine months ended September 30, 2019, net cash used in operating activities was $169,195, which were the result of our net loss attributable to selling and distribution costs, and administration expenses, as well as increase in accounts receivable.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2019.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Investment Officer. Based upon that evaluation, our Chief Executive Officer and Chief Investment Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2019, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None

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

SEATech Ventures Corp
(Name of Registrant)

Date: November 12, 2019
	By:	/s/ CHIN CHEE SEONG
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer

Date: November 12, 2019	By:	/s/ SEAH KOK WAH
	Title:	Chief Investment Officer, Director

9