Form 10-K
period 2019-12-31
SEATech Ventures Corp.
filed 2020-03-30
CIK 1763660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 333-228847

SEATech Ventures Corp

(Exact name of registrant issuer as specified in its charter)

Nevada	61-1882326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11-05 & 11-06, Tower A, Ave 3 Vertical Business Suite,

Bangsar South, Kuala Lumpur 59200, Malaysia

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code +60322421288

Securities registered pursuant to Section 12(b) of the Securities Exchange Act: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES [  ] NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company”in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-accelerated Filer [  ] Smaller reporting company [X] Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock		The OTC Market – Pink Sheets

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the closing bid price of the Company’s common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter:

Not Applicable

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not Applicable

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 23, 2020
Common Stock, $.0001 par value	92,176,667

SEATech Ventures Corp

FORM 10-K

For the Fiscal Year Ended December 31, 2019

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;

●	Economic, competitive, demographic, business and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations or taxes in our industry;

●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements or development plans;

●	The availability of additional capital to support capital improvements and development; and

●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” or “our,” “SEATech” are references to SEATech Ventures Corp, a Nevada corporation.

●	“Common Stock” refers to the common stock, par value $.0001, of the Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

Corporate History

SEATech Ventures Corp, a Nevada corporation (“the company”) was incorporated under the laws of the State of Nevada on April 2, 2018

SEATech Ventures Corp, the US Company, operates through its wholly owned subsidiary, SEATech Ventures (HK) Limited, a Hong Kong Company. Primary business activities are and are intended to be continued to be fulfilled primarily by SEATech Ventures (HK) Limited.

SEATech Ventures Corp. is a company engaged in providing business mentoring, nurturing and incubation services relating to client businesses and corporate development advisory services to entrepreneurs in the broader technology industry, but with a specific focus on the information and communication technology industry. The Company focuses on providing services in Asia, and has intentions to build a community through which clients can benefit and grow their respective companies. We share the same business plan with that of our subsidiaries.

The Company, through its subsidiaries, mainly provides incubation and corporate development services to the clients. Details of the Company’s subsidiaries:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held

1.	SEATech Ventures Corp	Labuan / March 12, 2018	100 share of ordinary share of US$1 each	Investment holding	100%

2.	SEATech Ventures (HK) Limited	Hong Kong / January 30, 2018	1 ordinary share of HKD$1	Business mentoring, nurturing and incubation, and corporate development advisory services	100%

Business Overview

SEATech Ventures Corp. is a company providing business mentoring services, nurturing and incubation services relating to client businesses and corporate development advisory services to entrepreneurs in the broader technology industry, but with a specific focus on the information and communication technology industry. We also provides corporate event and roadshow services to our client. We will primarily focus our efforts on nurturing ICT entrepreneurs in Asia. Our advisory services will center on our “ICT Start-Up Mentorship Program”, which is designed to assist tech-based entrepreneurs in solving ICT industry pain points caused by technical insufficiencies, inappropriate financial modelling and weak strategic positioning within a competitive environment. The program aims to improve the technical exposure of our clients and to improve their sustainability in the ICT industry community through a combination of mentorship programs. Currently, our clients are mainly Malaysia based ICT companies, with others based in Indonesia and Thailand.

ICT Industry in Asia

Asia has become a hotbed for adoption of some new technologies in recent years, especially in the field of Internet of things (IoT) and robotics. This is partly driven by manufacturing firms, most notably in China, which are rapidly deploying these solutions. It also reflects commitments from Asian governments and business leaders to leverage new technologies as a solution to the region’s economic and demographic challenges, such as robotics as a response to curb labor shortages in Japan. Smart city investments in the region are also eye-catching, with the high penetration rate of mobile devices allowing some countries to ‘leapfrog’ legacy technologies. The challenge will be to increase broader adoption of software solutions which have the potential to deliver a more transformative economic impact1.

Driven by the rapid growth of IoT in recent years, coupled with the investments in the manufacturing and transportation industries, new technologies are already approaching $1 trillion in annual revenue. Over the next few years, other new categories such as robots/drones and AR/VR headsets in addition to related software and services will see similar growth. This increasing proportion of spending targeted at new categories will drive the overall industry to a new growth surge over the next decade as businesses move beyond prototyping into broader deployments of technologies such as augmented reality viewers and AI-enabled robots.

Sources:

IDC Corporate USA: https://www.idc.com/promo/global-ict-spending/regional-markets

1. IDC Corporate USA; see the section titled “New Technologies:”

ICT Industry – Hong Kong

Hong Kong’s role as a leading business center in the Asia region can be evidenced by its advanced telecommunications infrastructure. According to Global Information Technology Report 2016 by the World Economic Forum, Hong Kong is in the third rank in Asia (12th in the world) in the Networked Readiness Index, indicating Hong Kong’s advanced position in telecommunications infrastructure, regulatory environment, and business readiness of using information technology. 2 The ICT sector of Hong Kong is among the most advanced in the world. According to the annual global ICT Development Index published by ITU in November 2017, Hong Kong ranked second in Asia after Korea, and sixth in the world. 3

The industry of information and communications in Hong Kong had generated HK$84.1 billion (US$10.7 billion) of value added during 2016, contributing to 3.5% of GDP. In term of industry data, Hong Kong had household broadband penetration rate at 92.6% (as at February 2018). 4 The Hong Kong Internet connection speeds are among the highest in the world, according to the Office of the Communication Authority. In Hong Kong, IT products and services suppliers were the largest category of IT users, accounting for 34.2% of total IT employment, followed by the wholesale, retail, import/export, restaurants and hotels sector (28.8%), the financing, insurance, real estate and business services sector (17.9%), and the community, social and personal services sector (11.4%).4

Hong Kong’s ICT spending is on track to grow 3.8% in 2018 to HK$144.42 billion, according to the latest projections from Gartner. Total spending on technology and products in the market is projected to turnaround following a 9.2% decline in spending in 2017, and grow a further 1.9% in 2019 to reach HK$147.19 billion. Communications services will remain the largest category overall, but total spending in this category is projected to decline slightly from 2017 to HK$49 billion. Spending on devices by contrast will increase significantly to HK$47.9 billion, taking it closer to becoming the top spending category in the Hong Kong market. Spending on software will also increase by 9.2% to HK$13.15 billion, and the IT services segment will grow 3.5% to HK$28.4 billion. Data center systems spending will by contrast stay mostly flat at HK$5.89 billion. 5

Hong Kong government has put in place initiatives to foster the ICT industry development, which included funding support, provision of infrastructure, international cooperation and manpower development. One of the example will be The Smart City Blueprint, which unveiled in December 2017, maps out development plans for the next five years to enhance Hong Kong sustainability by making use of innovation and technology. The Hong Kong government’s Innovation and Technology Fund (ITF) has provided an alternative source of funding for the IT industry. As of end-March 2018, the ITF had approved 7,359 funding applications on projects with a total of HK$ 14 billion. Last but not least, Hong Kong has a large pool of skilled ICT professionals, providing services to clients spanning a wide range of businesses. According to the 2016 Manpower Survey Report conducted by the VTC, 87,794 persons were employed in principal jobs of the IT sector.6

Sources:

Hong Kong Trade Development Council: http://hong-kong-economy-research.hktdc.com/business-news/article/Hong-Kong-Industry-Profiles/Information-and-Communications-Technology-Industry-in-Hong-Kong/hkip/en/1/1X000000/1X006NLI.htm

Computer World Kong Kong: https://www.cw.com.hk/it-hk/hk-ict-market-forecast-to-grow-3-8-year

2. Hong Kong Trade Development Council; see the section titled “Information and Communications Technology Industry in Hong Kong”, point 2

3. Hong Kong Trade Development Council; see the section titled “Information and Communications Technology Industry in Hong Kong”, point 3

4. Hong Kong Trade Development Council; see the section titled “Services Provider”,

5. Computer World Hong Kong; see the section titled “HK ICT market forecast to grow 3.8% this year:”

6. Computer World Hong Kong; see the section titled “HK ICT market forecast to grow 3.8% this year:”

ICT Industry in ASEAN

The economy in Southeast Asia region is expected to grow at a yearly average of 5.2% from 2018 to 20227, with studies projecting the Association of Southeast Asia Nations (ASEAN) to become the fourth largest single market in the world by 20308 - putting it behind only the US, China and the European Union. The region’s steady growth is fueled by an increasingly well-educated workforce, a wealth of natural resources, rapid urbanization and growing infrastructure spending. In addition, ASEAN is in a strategic location in the confluence of major trade routes, with US$5.3 trillion of global trade passing through each year9. Our company sees that the opportunity of ASEAN’s strong and vibrant economy, favorable demographics, ICT investments, and ongoing economic integration have laid the foundation for rapid growth in the digital economy.

10The six largest economies in ASEAN (Indonesia, Thailand, Malaysia, Singapore, Philippines, and Vietnam) contribute 99% of the total ASEAN GDP. Many of the fundamentals are already in place:

●	Robust economy generating GDP of $2.5 trillion and growing at 6 percent per year

●	Literate population of more than 600 million people, with 40 percent under 30 years of age

●	Well-developed information and communications technology (ICT) cluster with a track record of innovation and investment in new technology

Sources:

7. Source: “Economic Outlook for Southeast Asia, China and India 2018: Fostering Growth through Digitalisation”, OECD, 2018

8. Source: “Winning hearts, minds in ASEAN”, The Straits Times, 25 August 2017

9. Source: “ASEAN Matters for America”, East-West Center Publication, 2014

10. Sources: https://www.atkearney.com/digital-transformation/article?/a/the-asean-digital-revoluti-1

ICT Industry in Malaysia

Malaysia, where our company is based in, is the fourth largest economy in Southeast Asia and is known for its high labor productivity and diversified economy. Over the years, the country has transformed itself from being a primary commodities exporter into a leading exporter of electrical appliances, electronic parts, and components. Moving up the industrial value chain, it has also established itself as an attractive regional ICT hub for services, information and technology, and e-commerce.

The ICT industry has contributed recorded 18.3% to the national economy in 2017 as compared to 16.5% in 2010. This industry showed an increasing average annual growth rate of 9.0% over a seven year period. The contribution of ICT comprised 13.2% while the rest is contributed by e-commerce in non ICT industries. The contribution of the ICT industry to Gross Domestic Product (GDP) recorded a growth of 8.4% with a value of US$45 billion. This information can be found at https://www.dosm.gov.my/v1/index.php.

In March 2017, Malaysia launched the world’s first Digital Free Trade Zone (DFTZ)11 outside of China that aims to capitalize the confluence and exponential growth of the internet economy and cross-border e-commerce activities. The DFTZ is expected to double the growth rate of small and medium enterprises’ goods exports to reach US$38 billion and facilitate US$65 billion of goods movement via the DFTZ (exports, imports, transshipments) by 2025. More than 2,000 small and medium enterprises stand to get easier access to the global market, especially the Chinese market, through the DFTZ. The DFTZ is also expected to generate 60,000 new jobs in the country by 2025.

In its 2018 budget12, the government announced wide-ranging incentives to support businesses, including capital allowance for ICT equipment and software, tax relief on services provided by the local authorities, and extended application period for principal hub tax incentive among others. The principal hub tax incentive aims to increase Malaysia’s competitiveness as the global operations hub for multinational companies by offering tax exemptions to companies that set up their global operation centers in Malaysia. The budget also announced National Transformation 2050 vision that aims to improve the qualitative growth factors of the economy such as labor force skills by preparing its citizens for future challenges such as the fourth industrial revolution - artificial intelligence, robotics, digitalization, etc.

Sources:

11. Source: https://www.mdec.my/news/malaysia-launches-worlds-first-digital-free-trade-zone

12. Source: www.treasury.gov.my/pdf/budget/speech/bs18.pdf

ICT Industry in Indonesia

Meanwhile in Indonesia, the country has the fastest growing mobile market in the Asia-Pacific region, while globally, it is the 4th largest mobile market in the world. The country has an extremely high penetration rate in mobile device at 112%, meaning 260 million of the country’s population has access to a mobile device13. This, combined with drivers like mass consumption of products, urbanization, and a tech-hungry young population, has resulted in rapid development in the ICT industry in the country.

Currently, the country’s ICT industry has a primary focus on Software-as-a-Service (SaaS) and cloud computing, providing solution such as data analytics, data center management, and managed services. In July 2019, Softbank has announced a $2 billion investment in Indonesia, aimed to upgrade the digital infrastructure of the country.

The government of Indonesia has also introduced different initiatives and national programs, including Go Digital Vision 2020, e-smart IKM and 100 Smart City Movement to drive the country’s economy towards the digital edge. These programs aim to develop local startups, support small to medium enterprises (SMEs) as well as to prepare and embrace internet of things (IoT). Most notably, the Making Indonesia 4.0 road map launched in April 2019 seeks to diversify the economy away from a reliance on natural resources by developing higher-tech export industries. The plan will focus on areas like 3D printing, artificial intelligence, human-machine interface, robotics and sensor technology, all of which require advanced digital capacity. As such, the government expects to create between 7 million and 19 million new jobs between 2018 and 2030 to support the development of the industry. The government also expects a growth in the industrial sector’s gross domestic product contribution from 20 percent to 30 percent over the same period.14

Indonesia has already achieved its goal to become largest digital economy in South East Asia by 2020, valued at US$40 billion. Driven by the socio-demographic and fiscal factors, the market value of Indonesia’s digital economy is expected to reach $130 billion by 2025.

Sources:

13. Source: https://www.s-ge.com/en/publication/industry-report/20182-ict-indonesia

14. Source: https://www.thejakartapost.com/news/2019/12/10/ict-sector-gains-strength-as-indonesia-prioritizes-digital-economy.html

ICT Industry in Thailand

Whereas in Thailand, the industrial hub of South East Asia, the country is still in the starting/developing stage in its ICT industry. The country’s ICT industry is dominated by the hardware market, including CCTV and smart Bluetooth, which account for 67% of the industry value15. Meanwhile, software and digital services account for the remaining. As such, the potential of the industry is still largely untapped and more advancement into digital spectrum can be expected.

The government of Thailand is also stepping up its effort to encourage development of new start-ups with tech focus. It has set up the Board of Investment (BOI), a government agency to promote Foreign Direct Investment into the country by providing information, services, and incentives. Some of the incentives include permission for 100% foreign ownership, up to 15 years exemption in corporate income tax, and permission to bring in experts and skilled workers and their families. The initiative aims to encourage firms like venture capitals and corporate incubators to enter the local market, provide mentorships and accelerator programs that will help to get startup off the ground and contribute to the growth of technology16. The BOI is also targeting to increase funding of national research and development to at least 1% of Thailand’s GDP with the targeted ratio of public to private R&D investment of 30:70, which private firms will enjoy higher benefits of this initiatives17.

Looking forward, International Data Corporation (IDC) Thailand predicts that from 2019 to 2022, IT-related spending in the country will reach US$72 billion. 60% of Thailand’s IT spending will also be on 3rd platform technologies with 30% of enterprises will seek to build “digital-native” IT environments. Also, by 2024, it is expected that AI-enabled user interfaces and process automation will replace one-third of today’s screen-based apps in Thailand. The IDC also expects 61% of the country GDP, roughly U$317 billion (based on 2019 GDP level) will be digitalized by 202218.

Sources:

15. Source: https://www.nationthailand.com/Economy/30363105

16. Source: https://www.truedigitalpark.com/article_details/56_Thailand-has-a-Bright-Future-in-the-Tech-Industry

17. Source: https://juslaws.com/technology-industry.php

18. Source: https://www.startupthailand.org/en/over-61-of-thailand-gdp-will-be-digitalized-by-2022/

ICT industry in Vietnam

Vietnam has enjoyed its own economic miracle in recent years, showing the world how it turned the country from one of the poorest nation in the world to become a middle-income nation. The Southeast Asia country has grown its GDP for an average 6.8% 19over the past two decades to reach US$ 255 billion in 2019, rivalling China’s result during this period20.

Along with the economy, the country’s ICT industry has also experienced substantial growth of average 31.1% per year from 2014 to 2019. The industry’s revenue reached US$110 billion in 2019, driven by government’s initiatives, rising middle class, growing internet usage, and a young population21.

Similar to Thailand, the hardware segment dominates the Vietnam ICT industry, accounting for 86% of the industry revenue in 2017. However, in recent years, the industry has seen tremendous potential in areas like software and services, evidenced from increased adoption of software and service by the private and public sectors. At the same time, the country has emerged as a destination of software outsourcing, competing directly with India, China, and Philippines. It is currently the eight largest provider of IT services globally.

Various government incentives have been introduced to encourage further development in the ICT industry. Amongst the incentives, government has exempted 100% of corporate income tax for IT companies for up to four years, followed by 50% tax exemption for up to nine years. Subsequently, the corporate income tax rate for IT Company will stay at 10%, compared to a 20% tax rate for traditional companies. The government has also implemented a zero percent value-added tax for computer programming activities.

On the other side, new hi-tech parks will be constructed across the country from 2015 to 2030 though a combined effort by central and local government, and private capital22. The hi-tech parks will offer various benefits to investors to move into the hi-tech parks. For example, the Da Nang High-tech Park offers CIT incentives, import duty exemptions, as well as one-stop administrative procedures for investors located in the park23.

Sources:

19. Source: https://lkyspp.nus.edu.sg/gia/article/can-vietnam’s-tech-start-ups-prolong-the-economic-miracle

20. Source: https://tradingeconomics.com/vietnam/gdp

21. Source: https://www.thestar.com.my/news/regional/2019/12/20/vietnam-looks-to-boost-ict-focusing-on-domestic-firms

22. Source: https://www.austrade.gov.au/australian/export/export-markets/countries/vietnam/industries/ICT

23. Source: https://www.vietnam-briefing.com/news/vietnams-it-sector-5-industries-to-watch.html/

ICT industry in Philippines

The ICT industry in Philippines is relatively young compare to other countries, but the country has started to receive growing attention and foreign investment in recent years. One of main reasons is the relatively low standard in the country’s telecoms sector, as a result of lack of competition and limited investment.24

In order to overhaul the broadband capabilities, the Department of Information and Communications Technology (DICT) Philippines has introduced the National Broadband Plan (NPL) in 2017, an US$ 4 billion initiative to deploy fiber optic cables and wireless technology to further expand 3G, 4G, and LTE services throughout the country25. Since then, steady progress in 4G availability has been made and is set to make further progress.

Currently, Business process outsourcing (BPO) is one of the country’s leading generators of income. In fact, DICT has projected around $38.9 billion revenue will be generated in the BPO service in the next six years25. In the past year, the ICT sector has also become top investment contributor for the country in 2019, attracting US$6 billion of foreign investment26. Moving forward, the focus of the country will remain in upgrading the network capabilities. The development in passive telecommunication infrastructure such as fibre optic cables, cable landing stations and submarine fibre optic is expected to contribute an annual investment inflow of US$1.9 billion until 2022.

Sources:

24. Source: https://oxfordbusinessgroup.com/overview/calling-all-competitors-network-expansion-efforts-accelerate-amid-growing-demand-data-and

25. Source: https://www.eastvantage.com/insights/6-reasons-why-philippine-it-industry-booming-and-why-you-should-take-advantage-today

26. Source: https://subtelforum.com/philippines-ict-sector-investments-reach-all-time-high/

Our Solutions and Services

Mentoring

It is the belief of the Company that tech-based entrepreneurs are vital agents of positive and transformational change across every aspect of our society and economy. It is our intention to offer mentoring programs to our clients through which we hope to create a sense of community, wherein our members will be able to grow their companies exponentially through leveraging skillsets and potential capital provided by our organization. We believe that through creating a sense of community we have the potential to become one of the IT Corporate Venture Capital (CVC) Companies in the ASIA region. Our mentors, for the time being and the foreseeable future, will be comprised of the Company’s officers, both of whom have extensive experience in the information and computer technology industry. Additionally, our mentors believe that they possess, through their extensive corporate experience, the corporate management skills, professional network, and industry knowledge necessary in order to guide tech-based entrepreneurs to success.

The exact details of our mentoring program may be adjusted on a case by case basis, but will follow a certain basic structure. Our primary focus will be on providing domain knowledge on delivering ICT-enriched learning experiences and best practices through years of experience in the ICT and tech-based industry. We intend to provide professional industry-based advice, conduct market analysis, track metrics and corporate development advisory on Asia-wide ICT progress. The Company intends to conduct feasibility report based on industry average using comparison of common firm performance within the ICT industry.

The feasibility report covers seven main areas to clearly identify pain points entrepreneurs may encounter within the ICT market:

- Direction and Strategy

- Team and Execution

- Culture and Brand

- Creativity and Innovation

- Business Modelling

- Sustainability

- Profitability

Match-Making & Business Opportunities

The strength and ability of Asia entrepreneurs are evolving and improving, hence our Company’s mission to assist these entrepreneurs to grow globally. SEATech targets emerging-growth entrepreneurs to assist them to sustain their economic positions in the Asia Pacific region, as we believe the multilateral business relationship between the countries in these region has shown a trend of increasing strength which we believe will continue on into the future. We intend to identify emerging-growth entrepreneurs, at least initially, through word of mouth, existing industry contacts of our officers and directors, and we may evaluate the possibility of organizing programs or events in the future to provide a venture pitching platform for tech-based companies seeking venture capital funding. Any and all such plans regarding the organization of events remain in the growing stage, and we have taken no significant steps to finalize any such plans at this time. When we identify such entrepreneurs we intend to create linkages between ecosystem players within the information and communications technology (ICT) industry and assist in solving critical issue for the continued development of ICT sectors through methods which, at this point in time, remain under development.

Technology Team

It is the Company’s belief that digital products and services are transforming industries, enriching lives, and propelling progress. We strongly believe that our team with years of experience in the ICT industry will be able to reinforce the importance of digitization and incubate promising entrepreneurs in the ICT industry who can shape the country’s future. With the experience of our officers and directors in this industry, we believe that we are able to benefit our members by making recommendations pursuant to the digital economy, conducting market analysis, and tracking digital progress metrics throughout Southeast Asia.

 Financial and Corporate Advisory Team

Growing strong regional entrepreneurs is not our sole aim, we also aspire to build an ICT ecosystem in the region through the tool of securitization that could assist our clients to compete on the world stage. As such, we have entered into a memorandum of understanding with the National ICT Association of Malaysia (PIKOM), and GreenPro Capital Corp (NASDAQ: GRNQ) to enter into a partnership to create greater value for the high-growth emerging companies in the ASIA region. In collaboration with Greenpro, our corporate development advisory services can be flexible arrangement, custom fitted for members and their needs. We provide advisory services to ascertain that our clients are well structured and have clearly delineated funding options available in the capital marketplace.

Corporate Program

Despite technological advancements, many small and medium-sized enterprises (SMEs) in Asia have largely remained low-tech and low-skilled. We intend to match and enhance performance of ICT entrepreneurs based upon a spectrum of availability, innovation environment, regulatory environment, and digital literacy. It is our intention to create corporate programs through which our community clients may have an opportunity to attend seminars, workshops, promotional events that showcase industry expertise during key cross-countries Southeast Asia events. All such plans remain in development and we have yet to determine a timeline when such programs will become available.

Future Plan

Marketing

We plan to explore tech-based marketplaces and attract IT startup entrepreneurs around ASIA countries through building our corporate image and awareness through corporate seminars, website and pitching events. Further, we had developed a corporate website which will introduce our SEATech Corporate Ventures Program.

At this time we intend for the SEATech Corporate Ventures Program to be comprised of the following:

1. Mentorship on Pitching - Participate in SEATech’s corporate accelerator programs which will mentor ICT entrepreneur’s pitching skills and educate their mind-set of current business environment.

2. Corporate Event – Opportunity to attend seminars / workshops where they will be provided with professional ICT advisory solutions by our experienced officer and director.

3. Roadshow and Fund Raising Advisory Opportunity to participate in event to provide entrepreneurs with knowledge of options available within the capital market and to enhance their understanding of compliance requirements to respective capital market rules and regulations.

4. Matchmaking & Business Opportunities Potential collaborations for local entrepreneurs to meet some of the region’s most innovative start-ups.

We market our advisory services through this corporate website and intend to utilize search engine marketing to improve the number visibility of our corporate website. We cannot determine, at this point in time, when our website will be completed, but the current state of our website can be viewed at: http://www.seatech-ventures.com/.

Expansion and Targeted Market

Over the course of the next year, we plan to recruit three to five engagement partners for every country in which we will operate. The Company anticipates expanding into the Asia market, with a particular focus, at least initially, on expanding into Thailand, Indonesia, Singapore, Philippines, Vietnam, Myanmar, Cambodia, Taiwan, China and Hong Kong. The qualifications and capabilities that we expect are individuals with strong and rich experiences in the ICT industry, able to provide analysis, advice and business solutions for ICT organizations and companies that intend to develop, as well as carry out, performance assessment, strategic planning and implementation of pre-set goals and plans.

Moreover, we intend to hire additional staff to execute operations for our Malaysia market initially within a year of the public listing of the Company. We believe that hiring fifteen to twenty employees, which may include accountants, public relations and ICT business consultants, will be sufficient in order to support our operations. It will also be necessary for us to acquire office space from which we can conduct operations and conduct meetings with potential clients. We also plan to allocate funds to support our ICT Incubator Program. However, such development will require intensive research, development and testing so we cannot accurately determine a concrete timeline at present nor have we determined an appropriate budget for these future activities. We may also evaluate potential acquisitions and venture opportunities in the future which we feel may have some synergy with our current operations when the Company is successfully listed in the US capital market.

Competition

SEATech focuses on providing mentoring and advisory services to ICT companies in Asia. The venture capital industry in ASEAN or even the Asia region has grown substantially over the years, as more start-ups, especially those with ICT focus, have emerged and will require mentoring and incubation services in order to move the companies forward. Therefore, the venture capital industry is becoming ever more competitive. SEATech intends to improve the visibility of our company and its advisory services in order to stand out from our competition in this crowded market space. The company will also seek to improve the competency in ICT as way to create competitive advantage over our existing and/or potential competitors.

Customers

For the year ended December 31, 2019, the Company has generated $28,507 revenue from customers through the provision of business mentoring, nurturing and incubation services relating to client businesses and corporate development advisory services.

Employees

As of December 31, 2019, the company has a total of 2 full-time employees at our headquarter office in Kuala Lumpur, Malaysia. The 2 full-time employees are administrative staffs of the company.

Our sole director and Chief Executive Officer, Chin Chee Seong and Chief Investment Officer, Seah Kok Wah have the flexibility to work on our business up to 30 hours per week, but are prepared to devote more time if necessary.

We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our Officers, Directors or employees.

Government Regulation

At present, we are subject to the laws and regulations of the jurisdictions in which we operate, which may include business licensing requirements, income taxes and payroll taxes. In general, the development and operation of our business is not subject to special regulatory and supervisory requirements.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. PROPERTIES

We have a physical office in Bangsar South with address 11-05 & 11-06, Tower A, Ave 3 Vertical Business Suite, Jalan Kerinchi, Bangsar South, 59200 Kuala Lumpur, Wilayah Persekutuan Kuala Lumpur, Malaysia. Our office space is provided rent free by our Chief Investment Officer Seah Kok Wah.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. There are currently no pending legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders

As of December 31, 2019, we had 92,176,667 shares of our Common Stock par value, $.0001 issued and outstanding. There were 53 beneficial owners of our Common Stock.

Transfer Agent and Registrar

The transfer agent for our capital stock is VStock Transfer, LLC, with an address at 18, Lafayette Place, Woodmere, New York 11598 and telephone number is +1 (212)828-843.

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

Dividend Policy

Any future determination as to the declaration and payment of dividends on shares of our Common Stock will be made at the discretion of our board of directors out of funds legally available for such purpose. We are under no obligations or restrictions to declare or pay dividends on our shares of Common Stock. In addition, we currently have no plans to pay such dividends. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future.

Equity Compensation Plan Information

Currently, there is no equity compensation plan in place.

Unregistered Sales of Equity Securities

Currently, there is no unregistered sales of equity securities.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2019.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report.

Certain statements in this Report constitute forward-looking statements. These forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

Overview

SEATech Ventures Corp. is a company that operates through its wholly owned subsidiary, SEATech Ventures Corp., a Company organized in Labuan, Malaysia. It should be noted that our wholly owned subsidiary, SEATech Ventures Corp. owns 100% of SEATech Ventures (HK) Limited, the operating Hong Kong Company which is described below. The purpose of the Company’s Labuan, Malaysia subsidiary structure is for the Labuan, Malaysia subsidiary to act as a holding company. At the present time, we do not have definitive plans for which markets we will be expanding to, but we will utilize this subsidiary to prepare for future expansion efforts. The purpose of the Hong Kong Company is to function as the current regional hub, carrying out the majority of physical operations, of the Company. All of the previous entities share the same exact business plan.

At present, we have a physical office in in Bangsar South with address 11-05 & 11-06, Tower A, Ave 3 Vertical Business Suite, Jalan Kerinchi, Bangsar South, 59200 Kuala Lumpur, Wilayah Persekutuan Kuala Lumpur, Malaysia. Our office space is provided rent free by our Chief Investment Officer Seah Kok Wah.

All of the previous entities share the same exact business plan with the goal of providing business mentoring services, nurturing and incubation services relating to client businesses and corporate development advisory services to entrepreneurs in the broader technology industry, but with a specific focus on the information and communication technology industry. We will, at least initially, primarily focus our efforts on nurturing ICT entrepreneurs in Asia. Our advisory services will center on our “ICT Start-Up Mentorship Program”, which is designed to assist tech-based entrepreneurs in solving ICT industry pain points caused by technical insufficiencies, inappropriate financial modelling and weak strategic positioning within a competitive environment. The program aims to improve the technical exposure of our clients and to improve their sustainability in the ICT industry community through a combination of mentorship programs. At present our payment structure is under development, meaning that for the foreseeable future we will evaluate all payments/fees on a case by case basis.

Results of Operations

Revenues for the year ended December 31, 2019 and 2018

The Company generated revenue of $28,507 and $8,000  for the year ended December 31, 2019 and 2018. The revenue represented income from provision of business mentoring, nurturing and incubation services relating to client businesses and corporate development advisory services

Cost of Revenue and Gross Margin

For the year ended December 31, 2019 and 2018, cost incurred in providing corporate development advisory services is $18,720 and $0. The Company generates Gross profits of $9,787 and $8,000  for the year ended December 31, 2019 and 2018.

Selling and Marketing Expenses

Selling and distribution expenses for the year ended December 31, 2019 and 2018 amounted to $40,927 and $2,121 respectively. These expenses comprised expenses on website and website maintenance, marketing and networking event, and travelling expenses.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2019 and 2018 amounted to $190,242 and $77,686 respectively. These expenses are comprised of salary, consultancy fees for listing advisory, professional fee, compliance fee, office and outlet operation expenses and depreciation.

Other Income

The Company recorded an amount of $1,838 and $0  as other income for the year ended December 31, 2019 and 2018 respectively. This income is derived from the foreign exchange gain.

Net Loss and Net Loss Margin

The net loss for the year was $219,544, for the year ended December 31, 2019 as compared to $71,807 for the year ended December 31, 2018. The increase in net loss of $147,737 can be contributed to the substantial increase in general and administrative expenses incurred. Taking into the loss for the year ended December 31, 2019, the accumulated loss for the Company has increased from $71,807, to $291,351.

Liquidity and Capital Resources

As of December 31, 2019, we had cash and cash equivalents of $339,809. We expect increased levels of operations going forward will result in more significant cash flow and in turn working.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. During the year ended December 31, 2019, we have met these requirements primarily from the receipt of subscription for private placement and share subscription from Initial Public Offering (IPO), which has yet to be allotted.

Cash Used In Operating Activities

For the year ended December 31, 2019 and 2018, net cash used in operating activities was $211,388 and $64,976. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Provided In Financing Activities

For the year ended December 31, 2019 and 2018, net cash provided by financing activities was $291,300 and $326,010 respectively. The financing cash flow performance primarily reflects the issuance of private placement shares and IPO shares (yet to be allotted).

Cash Used In Investing Activities

For the financial year ended December 31, 2019 and 2018, the net cash used in investing activities was $1,015 and $0. The investing cash flow performance primarily reflects the investment in other company in the ICT industry.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Critical Accounting Policies and Estimates

Basis of presentation

The consolidated financial statements for SEATech Ventures Corp. and its subsidiaries for the year ended December 31, 2019 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of SEATech Ventures Corp. and its wholly owned subsidiaries, SEATech Ventures Corp. and SEATech Ventures (HK) Limited. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted December 31 as its fiscal year end.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated upon consolidation.

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

Revenue recognition

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition”, the Company recognizes revenue from sales of goods when the following four revenue criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) selling price is fixed or determinable; and (4) collectability is reasonably assured.

Revenue is measured at the fair value of the consideration received or receivable, net of discounts and taxes applicable to the revenue. The Company derives its revenue from provision of business mentoring, nurturing, incubating and corporate development advisory services to ICT and technology based companies.

Cost of revenue

Cost of revenue includes the cost of services and product in providing business mentoring, nurturing, incubating and corporate development advisory services

Income taxes

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

Net income/(loss) per share

The Company calculates net loss per share in accordance with ASC Topic 260 “Earnings per share”. Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations.

The reporting currency of the Company is United States Dollars (“US$”). The Company’s subsidiary in Labuan and Hong Kong maintains its books and record in United States Dollars (“US$”) respectively, and Ringgits Malaysia (“RM”) is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Foreign currencies translation (cont’d)

Translation of amounts from RM  and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended December 31,
	2019	2018

Year-end RM : US$1 exchange rate	4.09	4.14
Year-average RM: US$1 exchange rate	4.14	4.08
Year-end HK$ : US$1 exchange rate	7.79	7.83
Year-average HK$ : US$1 exchange rate	7.83	7.84

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair value of financial instruments:

The carrying value of the Company’s financial instruments: cash and cash equivalents, accounts payable and accrued liabilities, and amount due to a director approximate at their fair values because of the short-term nature of these financial instruments.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are located in PART IV of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosures Control and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2019, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of December 31, 2019.

We do not have adequate segregation of duties and effective risk assessment – Lack of segregation of duties and effective risk assessment may cause the Company to face the likelihood of fraud or theft, due to poor oversight, governance and review to detect errors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1.	We plan to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function. The accounting personnel is responsible for reviewing the financing activities, facilitate the approval of the financing, record the information regarding the financing, and submit SEC filing related documents to our legal counsel in order to comply with the filing requirements of SEC.

2.	We intend to add staff members to our management team for making sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and will the staff members will have segregated responsibilities with regard to these responsibilities.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2020.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Chin Chee Seong	59	Chief Executive Officer, President, Secretary, Treasurer, Director
Seah Kok Wah	52	Chief Investment Officer, Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Chin Chee Seong – President, Chief Executive Officer, Secretary, Treasurer, Director

Mr. Chin Chee Seong achieved a Bachelor Degree with Honours in Electrical, Electronic and Communication Engineering from National University of Malaysia (UKM) in 1985. He was the councilor and past chairman of the National ICT Association of Malaysia (PIKOM). He was appointed as the Honorary Chairman of PIKOM and is currently the Advisor of PIKOM. Additionally, Mr. Chin Chee Seong is also a National Vice President of SME Association of Malaysia, National President of the Malaysia Cross Boarder e-Commerce Association and Deputy Chairman of the Financial and Capital Market Committee of the Chinese Chamber of Commerce & Industry of Kuala Lumpur & Selangor (KLSCCCI).

Mr. Chin Chee Seong served as a technical engineer/technical manager of Seniko Sdn. Bhd. from 1985 to 1996. Seniko Sdn. Bhd. is a third party maintenance company which provides maintenance services relating to technology, computer systems, hardware and software. From 1996 to 2000 he was the General Manager of Telekom Equipment Malaysia, a subsidiary of Telekom Malaysia Bhd. From 200 to 2006 Mr. Chin served as Chief Executive Officer of JOC Technology, a full-service application service provider. The Company’s services include virtual domain hosting, virtual domain e-mail services, and on-line e-commerce services.

From 2007 to present, Mr. Chin Chee Seong has served as the Chief Executive Officer of Gonzo Rosso Malaysia, a wholly owned subsidiary of Japan listed company, Gonzo Rosso K.K., which focused on the online gaming business, specifically operates online games and sells weapons and items used in games. Additionally, from 2014 to 2016, he was a Non-Executive Director of Galasys Plc., a company that provides information technology solutions and management services for the amusement industry which including ticketing management, admission control, theatre ticket management, online e-commerce, membership management, e-commerce, and e-wallet systems. Mr. Chin also served as Independent & Non-Executive Director at M-Mode Bhd, a digital contents and media company that offers contents through the engagement of devices and media, from August 14, 2009 to June 7, 2012.

Due to Mr. Chin Chee Seong’s decades of experience in the ICT industry and his seven years of experience in Online Gaming Industry, the board of Directors has determined to elect Mr. Chin Chee Seong to the positions of Chief Executive Officer, President, Secretary, Treasurer, and Director.

Seah Kok Wah – Chief Investment Officer, Director

Mr. Seah Kok Wah is the current Deputy Chairman of the National ICT Association of Malaysia (PIKOM) and Vice President of the Malaysia Cross Border eCommerce Association (MCBEA). He is also a board member of The World Information Technology and Services Alliance (WITSA), a leading consortium of ICT industry association members from over 80 global economies. He graduated with a Master’s Degree in Computer Science from California State University, United States of America, in 1996.

Mr. Seah Kok Wah began his career in Silicon Valley as a software applications developer for Software Publishing Corporation and Netscape Communications Corporation, from 1994 to 1997. Mr. Seah Kok Wah joined Sun Microsystem Inc., an American company that sold computers, computer components, software, and information technology services and created the Java programming language, the Solaris operating system, ZFS, the Network File System, and SPARC, from 1997 to 2003 and held the position of Sun Professional Services Business Operation & Channels Management of Greater China.

Mr. Seah Kok Wah co-founded several companies including Bimbit.com Sdn Bhd in 2005, Afor Pte Ltd Singapore in 2002 which floated on the Singapore Stock Exchange in 2008 and subsequently rebranded as “EpiCentre Holdings Ltd”. Mr. Seah Kok Wah was also one of the co-founders of Galasys PLC in 2010 that was floated on the London Stock Exchange in 2014. Galasys PLC provides information technology solutions and management services for the amusement industry as abovementioned. He served as its Chief Executive Officer and Executive Director from 2014 to 2017. Additionally, he has served as Chairman of SCCW Holdings Sdn Bhd in 2018 until now.

Mr. Seah Kok Wah’s corporate management and strategy experience in the information and computer technology industry has led the Board of Directors to reach the conclusion that he should serve as the Chief Investment Officer and Director of the Company.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors, the Chief Executive Officer and the Chief Financial Officer of the Company review the Company’s internal accounting controls, practices and policies.

 Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Directors believes that it is not necessary to have such committees, at this time, because the Director(s) can adequately perform the functions of such committees.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our Director(s) are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Director(s) of our Company does not believe that it is necessary to have an audit committee because management believes that the Board of Directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent Director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Involvement in Certain Legal Proceedings

Our Directors and our Executive officers have not been involved in any of the following events during the past ten years:

1.	bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities; or
4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.
5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:(i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this Information Statement.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the period December 31, 2019, for services rendered in all capacities to us.

Summary Compensation Table:

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chin Chee Seong, Chief Executive Officer, President, Secretary, Treasurer, Director	For the year ended December 31, 2019	-	-	-	-	-	-	-	-
	For the year ended December 31, 2018	-	-	-	-	-	-	-	-

Seah Kok Wah, Chief Investment Officer, Director	For the year ended December 31, 2019	-	-	-	-	-	-	-	-
	For the year ended December 31, 2018	-	-	-	-	-	-	-	-

Narrative Disclosure to Summary Compensation Table

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We do not have an employment or consulting agreement with any officers or Directors.

Compensation Discussion and Analysis

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2019, the Company has 92,176,667 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of December 31, 2019 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Chin Chee Seong, Chief Executive Officer, President, Secretary, Treasurer and Director	20,100,000	21.81%	21.81%

Seah Kok Wah, Chief Investment Officer, Director	20,000,000	21.70%	21.70%
All of executive officers and director as a group	40,100,000	43.51%	43.51%

5% or greater shareholders (excluding officers/directors)
Greenpro Asia Strategic SPC[1]	30,000,000	32.55%	32.55%
Greenpro Venture Capital Limited[2]	10,000,000	10.85%	10.85%
STVC Talent Sdn Bhd[3]	9,000,000	9.76%	9.76%

1 Greenpro Asia Strategic SPC- Greenpro Asia Strategic Fund SP is owned and controlled by GC Investment Management Limited.

2 Greenpro Venture Capital Limited is owned by Greenpro Capital Corp. The controlling shareholders of Greenpro Capital Corp. are Mr. Lee Chong Kuang and Mr. Loke Che Chan.

3 Mr. Wang Sze Yao @ Wang Ming Way is the sole officer, director and controlling shareholder of STVC Talent Sdn. Bhd.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report (92,176,667 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Based on the total issued and outstanding shares of 92,176,667 as of the date of this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

On April 2, 2018, the Company issued 100,000 shares of restricted common stock, with a par value of $0.0001 per share, to Mr. Chin Chee Seong for initial working capital of $10. Mr. Chin Chee Seong is Chief Executive Officer, President, Secretary, and Treasurer of the Company. He is also a member of our Board of Directors.

On April 2, 2018 Mr. Seah Kok Wah was appointed Chief Investment Officer of the Company and was subsequently appointed as Director on March 13, 2019.

On May 2, 2018, we, “the Company” acquired 100% of the equity interests in SEATech Ventures Corp (herein referred as the “Malaysia Company”), a company incorporated in Labuan, Malaysia.

On December 21, 2018, SEATech Ventures Corp, a Malaysia Company acquired SEATech Ventures (HK) Limited (herein referred as the “Hong Kong Company”), a company incorporated in Hong Kong.

On May 14, 2018, the Company issued 20,000,000 shares of restricted common stock to both Mr. Chin Chee Seong and Mr. Seah Kok Wah, with a par value of $0.0001 per share, for total additional working capital of $4,000. Mr. Seah Kok Wah is our Chief Investment Officer.

On August 7, 2018, the Company issued 10,000,000 shares of restricted common stock to Greenpro Venture Capital Limited, with a par value of $0.0001 per share, for additional working capital of $1,000. Greenpro Venture Capital Limited is owned by Greenpro Capital Corp. The controlling shareholders of Greenpro Capital Corp. are Mr. Lee Chong Kuang and Mr. Loke Che Chan.

On August 8, 2018, the Company issued 30,000,000 shares of restricted common stock to Greenpro Asia Strategic SPC, with a par value of $0.0001 per share, for additional working capital of $3,000. Greenpro Asia Strategic SPC- Greenpro Asia Strategic Fund SP is owned and controlled by GC Investment Management Limited.

On August 27, 2018, the Company issued 10,000,000 shares of restricted common stock to STVC Talent Sdn Bhd, with a par value of $0.0001 per share, for additional working capital of $1,000. Mr. Wang Sze Yao @ Wang Ming Way is the sole officer, director and controlling shareholder of STVC Talent Sdn. Bhd.

Greenpro Venture Capital Limited is owned by Greenpro Capital Corp. The controlling shareholders of Greenpro Capital Corp. are Lee Chong Kuang and Loke Che Chan.

During the period December 31, 2018 the Company paid $60,000 to Greenpro Financial Consulting Limited for professional services.

For the year ended December 31, 2019, the Company paid $158,720 Greenpro Financial Consulting Limited for professional services and cost of providing corporate development advisory services to ICT and technology based companies.

RELATED PARTY TRANSACTIONS

For the year ended December 31, 2019 the Company has following transactions with related parties:

	For the year ended December 31, 2019 (Audited)	For the year ended December 31, 2018 (Audited)
Company Secretary Fees:
- Related party A	$2,580	$4,732

Professional Fees
- Related party A	$140,000	$60,000

Cost of Sales	$18,720	$-

Total	$161,300	$64,732

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Directors will continue to approve any related party transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Audit fees	$10,000	$10,000
Audit related fees	7,500	-
Tax fees	-	-
All other fees	-	-
Total	$17,500	$10,000

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of SEATech Ventures Corp. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

(b) Exhibits

The following exhibits are filed or “furnished” herewith:

3.1	Articles of Incorporation**

3.2	Bylaws**

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal investment officer*

32.1	Section 1350 Certification of principal executive officer*

32.2	Section 1350 Certification of principal investment officer*

* Filed herewith.

** As filed in the Registrant’s Registration Statement on Form S-1 Amendment No.2 (File No. 333-230479) on May 30, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATECH VENTURES CORP.
(Name of Registrant)

Date: March 30, 2020	By:	/s/ CHIN CHEE SEONG
	Title:	Chief Executive Officer,
President, Director, Secretary and Treasurer

Date: March 30, 2020	By:	/s/ SEAH KOK WAH
	Title:	Chief Investment Officer, Director

TOTAL ASIA ASSOCIATES PLT

(AF002128 & LLP0016837-LCA)

A Firm registered with US PCAOB and Malaysian MIA

Block C-3-1, Megan Avenue 1, 189, Off Jalan Tun Razak,

50400, Kuala Lumpur, Malaysia.

Tel: (603) 2733 9989

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of SEATech Ventures Corp.

Suite 2708-09, 27/F, The Metropolis Tower,

10 Metropolis Drive, Hung Hom, Hong Kong.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SEATech Ventures Corp. (the ‘Company’) as of December 31, 2019 and 2018, and the related consolidated statements of income, stockholders’ equity, and cash flows for the each of two years in the year ended of December 31, 2019 and 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of two years in the year ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s losses from operations and no operation raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2018.

/S/ Total Asia Associates PLT
TOTAL ASIA ASSOCIATES PLT

Kuala Lumpur, Malaysia

March 30, 2020

SEATECH VENTURES CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2019 and 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	As of December 31,
	2019 (Audited)	2018 (Audited)
ASSETS
CURRENT ASSETS

Account receivables	$-	$8,000
Cash and cash equivalents	339,809	260,912

Total current assets	339,809	268,912

NON-CURRENT ASSETS
Investment in other companies	$1,015	$-

Total non-current assets	1,015	-

TOTAL ASSETS	$340,824	$268,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	$304,656	$10,000
Amounts due to director	1,631	4,831

Total current liabilities	306,287	14,831

TOTAL LIABILITIES	$306,287	$14,831

STOCKHOLDERS’ EQUITY
Preferred shares, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	$-	$-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 92,176,667 and 92,176,667 shares issued and outstanding as of December 31, 2019 and 2018 respectively	9,218	9,218
Additional paid-in capital	316,792	316,792
Accumulated other comprehensive income	(122)	(122)
Accumulated deficit	(291,351)	(71,807)

	34,537	254,081
TOTAL STOCKHOLDERS’ EQUITY	34,537	254,081
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$340,824	$268,912

See accompanying notes to consolidated financial statements.

SEATECH VENTURES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR YEARS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	For the year ended December 31, 2019 (Audited)	For the year ended December 31, 2018 (Audited)
REVENUE	$28,507	$8,000

COST OF REVENUE	(18,720)	-

GROSS PROFIT	9,787	8,000

OTHER INCOME	1,838	-

SELLING AND DISTRIBUTION EXPENSES	(40,927)	(2,121)

GENERAL AND ADMINISTRATIVE EXPENSES	(190,242)	(77,686)

LOSS BEFORE INCOME TAX	(219,544)	$(71,807)

INCOME TAXES PROVISION	-	-

NET LOSS	(219,544)	(71,807)

Net Loss attributable to Non-Controlling Interests
Other comprehensive income/(loss):
- Foreign exchange adjustment gain/(loss)	-	(122)
COMPREHENSIVE LOSS	$(219,544)	$(71,929)

Net loss per share- Basic and diluted	(0.00)	(0.00)

Weighted average number of common shares outstanding - Basic and diluted	92,176,667	60,923,893

See accompanying notes to consolidated financial statements.

SEATECH VENTURES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR YEARS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of April 2, 2018 (inception)	100,000	$10	$-	$-	$-	$10
Issuance of share capital - founder’s shares	90,000,000	9,000	-	-	-	9,000
Share issued in private placement completed on September 07, 2018 at $0.10 per share	750,000	75	74,925	-	-	75,000
Shares issued in private placement completed on September 12, 2018 at $0.15 per share	466,667	47	69,953	-	-	70,000
Shares issued in private placement completed on November 29, 2018 at $0.20 per share	860,000	86	171,194	-	-	172,000
Foreign currency translation loss	-	-	-	(122)	-	(122)
Net loss	-	$-	$-	$-	$(71,807)	$(71,807)
Balance as of December 31, 2018	92,176,667	$9,218	$316,792	$(122)	$(71,807)	$254,081
Net loss	-	$-	$-	$-	$(219,544)	$(219,544)
Balance as of December 31, 2019	92,176,667	$9,218	$316,792	$(122)	$(291,351)	$34,537

See accompanying notes to consolidated financial statements

SEATECH VENTURES CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR YEARS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”))

(Audited)

	For the year ended December 31, 2019 (Audited)	For the year ended December 31, 2018 (Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(219,544)	$(71,807)
Changes in operating assets and liabilities:
Accounts receivable	8,000	(8,000)
Amount due to a Director	(3,200)	4,831
Other payables and accrued liabilities	3,356	10,000

Net cash used in operating activities	(211,388)	(64,976)

CASH FLOW FROM INVESTING ACTIVITIES:
Investment in other companies	(1,015)	-
Net cash used in investing activities	(1,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of share capital at par value	-	326,010
Share subscriptions receipts in advance	291,300	-
Net cash provided by financing activities	291,300	326,010

Effect of exchange rate changes on cash and cash equivalents	-	(122)

Net change in cash and cash equivalents	78,897	260,912
Cash and cash equivalents, beginning of year	260,912	-

CASH AND CASH EQUIVALENTS, END OF YEAR	$339,809	$260,912
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to consolidated financial statements.

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1. ORGANIZATION AND BUSINESS BACKGROUND

SEATech Ventures Corp. was incorporated on April 2, 2018 under the laws of the state of Nevada.

The Company, through its subsidiaries, engages in providing business mentoring, nurturing, incubating and corporate development advisory services to ICT and technology based companies.

On May 2, 2018, the Company acquired 100% of the equity interests in SEATech Ventures Corp (herein referred as the “Malaysia Company”), a private limited company incorporated in Labuan, Malaysia.

On December 21, 2018, SEATech Ventures Corp, a Malaysia Company acquired SEATech Ventures (HK) Limited (herein referred as the “Hong Kong Company”), a private limited company incorporated in Hong Kong.

Details of the Company’s subsidiary:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held

1.	SEATech Ventures Corp	Labuan / or March 12, 2018	100 share of ordinary share of US$1 each	Investment holding	100%

2.	SEATech Ventures (HK) Limited	Hong Kong/ January 30, 2018	1 ordinary share of HKD$1	Business mentoring, nurturing and incubation, and corporate development advisory services	100%

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Business Overview

SEATech Ventures Corp. is a company providing business mentoring services, nurturing and incubation services relating to client businesses and corporate development advisory services to entrepreneurs in the broader technology industry, but with a specific focus on the information and communication technology industry. The company also provides corporate event and roadshow services to our client. We will primarily focus our efforts on nurturing ICT entrepreneurs in Asia. Our advisory services will center on our “ICT Start-Up Mentorship Program”, which is designed to assist tech-based entrepreneurs in solving ICT industry pain points caused by technical insufficiencies, inappropriate financial modelling and weak strategic positioning within a competitive environment. The program aims to improve the technical exposure of our clients and to improve their sustainability in the ICT industry community through a combination of mentorship programs. Currently, our clients are mainly Malaysia based ICT companies, with others based in Indonesia and Thailand.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

Basis of presentation

The consolidated financial statements for SEATech Ventures Corp. and its subsidiaries for the year ended December 31, 2019 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of SEATech Ventures Corp. and its wholly owned subsidiaries, SEATech Ventures Corp. and SEATech Ventures (HK) Limited. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted December 31 as its fiscal year end.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries in which the Company is the primary beneficiary. All inter-company accounts and transactions have been eliminated upon consolidation.

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

Revenue recognition

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition”, the Company recognizes revenue from sales of goods when the following four revenue criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) selling price is fixed or determinable; and (4) collectability is reasonably assured.

Revenue is measured at the fair value of the consideration received or receivable, net of discounts and taxes applicable to the revenue. The Company derives its revenue from provision of business mentoring, nurturing, incubating and corporate development advisory services to ICT and technology based companies.

Cost of revenue

Cost of revenue includes the cost of services and product in providing business mentoring, nurturing, incubating and corporate development advisory services

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Income taxes

The provision of income taxes is determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended December 31, 2019, the Company incurred a net loss of $219,544. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

.

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Net income/(loss) per share

The Company calculates net loss per share in accordance with ASC Topic 260 “Earnings per share”. Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations.

The reporting currency of the Company is United States Dollars (“US$”). The Company’s subsidiary in Labuan and Hong Kong maintains its books and record in United States Dollars (“US$”) respectively, and Ringgits Malaysia (“RM”) is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended December 31,
	2019	2018

Year-end RM : US$1 exchange rate	4.09	4.14
Year-average RM : US$1 exchange rate	4.14	4.08
Year-end HK$: US$1 exchange rate	7.79	7.83
Year-average HK$ : US$1 exchange rate	7.83	7.84

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Fair value of financial instruments:

The carrying value of the Company’s financial instruments: cash and cash equivalents, subscription receivables, prepayment and deposits, accounts payable, and other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

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

Recent accounting pronouncements

ASB issues various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. On June 10, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) entirely from current accounting guidance. The Company has elected adoption of this standard, which eliminates the designation of DSEs and the requirement to disclose results of operations and cash flows since inception.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3. COMMON STOCK

On April 2, 2018, the founder of the Company, Mr. Chin Chee Seong purchased 100,000 shares of restricted common stock of the Company at a par value of $0.0001 per share . The monies from this transaction, which totalled $10, went to the Company to be used as initial working capital.

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

On August 27, 2018, the Company issued 10,000,000 shares of restricted common stock to STVC Talent Sdn. Bhd.,a company incorporated in Malaysia with a par value of $0.0001 per share, for additional working capital of $1,000.

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

From October 1, 2019 to December 31, 2019, the company has received US$291,300 from 62 non-US residents for the subscription of 291,300 shares of common stock of the company at a price of $1.00 through the Initial Public Offering (IPO). As of March 27, 2020, the company has yet to allot the shares to the investors, and the proceed is recorded as subscription received in advance.

As of December 31, 2019, SEATech Ventures Corp has an issued and outstanding common share of 92,176,667.

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. INVESTMENT IN OTHER COMPANIES

	As of	As of
	December 31, 2019 (Audited)	December 31, 2018 (Audited)
AsiaFIN Holding Corp[1]	1,015	-
Total investment in other companies	$1,015	$-

1On December 24, 2019, the company has invested in AsiaFIN Holdings Corp during the private placement stage. AsiaFIN Holdings Corp is a company providing business technology solutions to its clients. SEATech Ventures Corp also provides corporate development, mentoring, and incubation service to AsiaFIN Holdings Corp. The investment in AsiaFIN Holdings Corp is a strategic investment of the company and the company’s efforts on nurturing and providing collaborating and networking opportunities to ICT entrepreneurs across Asia. The investment is also align with the company’s focus on the ICT industry.

5. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of	As of
	December 31, 2019 (Audited)	December 31, 2018 (Audited)
Accrued audit fees	13,356	10,000
Share subscriptions receipts in advance	291,300	-

Total payables and accrued liabilities	$304,656	$10,000

6. AMOUNT DUE TO A DIRECTOR

As of December 31, 2019 and 2018, a director of the Company advanced $4,831, respectively to the Company, which is unsecured, interest-free with no fixed repayment term, for working capital purpose. Imputed interest is considered insignificant.

	As of	As of
	December 31, 2019 (Audited)	December 31, 2018 (Audited)
Amount due to director	$1,631	$4,831

Total amount due to director	$1,631	$4,831

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

7. INCOME TAXES

For the year ended December 31, 2019 and year ended December 31, 2018, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the year ended December 31, 2019	For the year ended December 31, 2018

Tax jurisdictions from:
- Local	$(166,154)	$(73,957)
- Foreign, representing
Labuan	(865)	(4,319)
Hong Kong	(52,525)	6,469
Loss before income tax	$(219,544)	$(71,807)

The provision for income taxes consisted of the following:

	For the year ended December 31, 2019	For the year ended December 31, 2018

Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Labuan and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of December 31, 2019, the operations in the United States of America incurred $240,111 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $50,423 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Labuan

Under the current laws of the Labuan, SEATech Ventures Corp. is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of its assessable profit.

Hong Kong

SEATech Ventures Corp is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

8. COMMITMENTS AND CONTINGENCIES

As of December 31, 2019 and 2018, the  Company has no commitments or contingencies involved.

9. RELATED PARTY TRANSACTIONS

For the year ended December 31, 2019 and 2018 the Company has following transactions with related parties:

	For the year ended December 31, 2019 (Audited)	For the year ended December 31, 2018 (Audited)
Company Secretary Fees:
- Related party A	$2,580	$4,732

Professional Fees
- Related party A	$140,000	$60,000

Cost of Sales	$18,720	$-

Total	$161,300	$64,732

The related party A, through its wholly owned subsidiaries is a 43.4% shareholder of the Company.

10. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2019 up through the date March 27, 2020 was the Company presented these audited consolidated financial statements.

From January 6, 2020 to January 30, 2020, the Company received US$38,300 from 5 investors, being the subscription for 38,300 of the company’s common shares during the Initial Public Offering (IPO) stage. During the financial year 2019, SEATech Ventures Corp has received US$291,300 from 62 nom-US investors through the company’s IPO for the subscription of 291,300 common shares. The IPO process of the company is currently still ongoing and has yet to be closed. As of December 31, 2019, the subscribed shares have yet to be allotted to the investors, and the proceed is recorded as subscriptions received in advance in the balance sheet.

