Form 10-Q
period 2020-03-31
SEATech Ventures Corp.
filed 2020-06-19
CIK 1763660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	-	The OTC Market – Pink Sheets

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 16, 2020
Common Stock, $.0001 par value	92,519,867

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

SEATECH VENTURES CORP

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEATECH VENTURES CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2020 AND DECEMBER 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	March 31, 2020	December 31, 2019
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$359,203	$339,809
Total Current Assets	$359,203	$339,809

NON-CURRENT ASSETS
Investment in other companies	$1,015	$1,015

TOTAL ASSETS	360,218	340,824

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Amount due to director	1,631	1,631
Accrued expenses and other payable	361,985	304,656
Total Current Liabilities	$363,616	$306,287
TOTAL LIABILITIES	$363,616	$306,287

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Shares, par value $0.0001; 600,000,000 shares authorized, 92,176,667 shares issued and outstanding as of March 31, 2020 and December 31, 2019	$9,218	$9,218
Additional paid in capital	316,792	316,792
Accumulated other comprehensive profit	(122)	(122)
Accumulated deficit	(329,286)	(291,351)
TOTAL STOCKHOLDERS’ EQUITY	$(3,398)	$34,537

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$360,218	$340,824

See accompanying notes to condensed consolidated financial statements.

SEATECH VENTURES CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

FOR THE THREE MONTHS ENDED MARCH 31, 2020  and 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	For the year ended March 31, 2020 (Unaudited)	For the period ended March 31, 2019 (Unaudited)
REVENUE	$-	$5,000

COST OF REVENUE	-	-

GROSS PROFIT	-	5,000

OTHER INCOME	24	-

SELLING AND DISTRIBUTION EXPENSES	(8,235)	(4,727)

GENERAL AND ADMINISTRATIVE EXPENSES	(29,724)	(8,707)

LOSS BEFORE INCOME TAX	(37,935)	$(8.434)

INCOME TAXES PROVISION	-	-

NET LOSS	(37,935)	(8,434)

Net Loss attributable to Non-Controlling Interests
Other comprehensive income/(loss):
- Foreign exchange adjustment gain/(loss)	-	-
COMPREHENSIVE LOSS	$(37,935)	$(8,434)

Net loss per share- Basic and diluted	(0.00)	(0.00)

Weighted average number of common shares outstanding - Basic and diluted	92,176,667	68,672,515

See accompanying notes to condensed consolidated financial statements.

SEATECH VENTURES CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 and 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Three Months Ended March 31, 2020 (Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2019	92,176,667	$9,218	$316,792	$(122)	$(291,351)	$34,537
Net loss for the period	-	-	-	-	(37,935)	(37,935)
Balance as of March 31,2020	92,176,667	9,218	316,792	(122)	(329,286)	(3,398)

Three Months Ended March 31, 2019 (Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2018	92,176,667	$9,218	$316,792	$(122)	$(71,807)	$254,081
Net loss for the period	-	-	-	-	(8,434)	(8,434)
Balance as of March 31, 2019	92,176,667	9,218	316,792	(122)	(80,241)	(245,647)

SEATECH VENTURES CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020  and 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31, 2020	Three months ended March 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,935)	$(8,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation
Changes in operating assets and liabilities:
Accounts receivables	-	3,000
Account due to relate party	-
Other payables and accrued liabilities	57,329	2,500
Net cash generated from operating activities	$ 19,394	$(2,934)
Effect of exchange rate changes on cash and cash equivalents	-	-

Net change in cash and cash equivalents	19,394	(2,934)

Cash and cash equivalents, beginning of period	339,809	260,912
CASH AND CASH EQUIVALENTS, END OF PERIOD	$359,203	$257,978

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

SEATECH VENTURES CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

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

SEATECH VENTURES CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements for SEATech Ventures Corp. and its subsidiaries for the three months ended March 31, 2020 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of SEATech Ventures Corp. and its wholly owned subsidiaries, SEATech Ventures Corp. and SEATech Ventures (HK) Limited. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted December 31 as its fiscal year end.

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

SEATECH VENTURES CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended March 31, 2020, the Company incurred a net loss of $37,935 and has generated minimal revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

SEATECH VENTURES CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

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

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended March 31, 2020	As of and for the period ended March 31, 2019

Period-end RM : US$1 exchange rate	4.3141	4.0827
Period-average RM : US$1 exchange rate	4.1756	4.0912
Period-end HK$: US$1 exchange rate	7.7508	7.8495
Period-average HK$ : US$1 exchange rate	7.7716	7.8460

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

SEATECH VENTURES CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

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

SEATECH VENTURES CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

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

As of March 31, 2020, SEATech Ventures Corp has an issued and outstanding common share of 92,176,667.

4. CASH AND CASH EQUIVALENTS

As at March 31, 2020, the Company recorded $359,203 of cash and cash equivalents which primarily consists of cash in bank.

5. INVESTMENT IN OTHER COMPANIES

	As of March 31, 2020 (Audited)	As of December 31, 2019 (Audited)
AsiaFIN Holding Corp[1]	1,015	1,015
Total investment in other companies	$1,015	$1,015

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

6. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following at March 31, 2020 and December 31, 2019:

	As of March 31, 2020	As of December 31, 2019
Accrued audit fees	$10,306	$13,356
Accrued expenses	8,479	-
Share subscription receipts in advance	343,200	291,300
Total payables and accrued liabilities	$361,985	$304,656

SEATECH VENTURES CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

7. AMOUNT DUE TO A DIRECTOR

As of March 31, 2020, a director of the Company advanced $1,631, respectively to the Company, which is unsecured, interest-free with no fixed repayment term, for working capital purpose. Imputed interest is considered insignificant.

	As of March 31, 2020 (Unaudited)	As of December 31, 2019 (Audited)
Amount due to director	1,631	1,631

Total amount due to director	$1,631	$1,631

8. INCOME TAXES

For the three months ended March 31, 2020, the local (United States) and foreign components of income/ (loss) before income taxes were comprised of the following:

	Three months ended March 31, 2020 (Unaudited)	Three months ended March 31, 2019 (Unaudited)

Tax jurisdictions from:
Local	$(3,174)	$(2,500)
Foreign, representing
- Seychelles	(23,688)	(2,580)
- Hong Kong	$(11,073)	$(3,354)
Loss before income tax	$(37,935)	$(8,434)

The provision for income taxes consisted of the following:

	For the period ended March 31, 2020	For the year ended December 31, 2019
Current:
- Local	-	-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States Labuan and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of March 31, 2020, the operations in the United States of America incurred $243,286 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $51,090 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Labuan

Under the current laws of the Labuan, SEATech Ventures Corp is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit.

Hong Kong

SEATECH VENTURES CORP is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

SEATECH VENTURES CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

9. COMMITMENTS AND CONTINGENCIES

As of March 31, 2020, the Company has no commitments or contingencies involved.

10. RELATED PARTY TRANSACTIONS

For the period ended March 31, 2020 the Company has the following transactions with related party:

	For the period ended March 31, 2020 (Unaudited)	For the period ended March 31, 2019 (Unaudited)
Company Secretary Fees :
- Related party A	$5,000	$2,580

Professional Fees:
- Related party A	$880	$-

The related party A, through its wholly owned subsidiaries is a 43.4% shareholder of the Company.

11. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2020 up through the date June 9, 2020 was the Company presented these audited consolidated financial statements.

On May 4, 2020, the company resolved to close the initial public offering from the registration statement on Form S-1/A, dated May 30, 2019 that had been declared effective by the Securities and Exchange Commission on June 12, 2019. The Offering resulted in 343,200 shares of common stock being sold to 70 shareholders at $1.00 per share for a total of $343,200.

Imposition of Movement Control Order

On 16 March 2020, the Malaysian Government had announced the imposition of a Movement Control Order (“MCO”) nationwide to curb the spread of COVID-19 in Malaysia, under the Prevention and Control of Infectious Disease Act 1958 and the Police Act 1987. Under the MCO, only businesses categorized under essential services (e.g. water, electricity, energy, telecommunications, postal, transportation, banking, health, pharmacy and food supply etc.) are allowed to operate with limited business hours. All other non-essential businesses were required to halt physical operations during this period.

Before the financial statements were made out, the Board of Directors had considered the impact of COVID-19 outbreak in Malaysia, which would have affected the financial position, performance and cash flow of the Company as ended on the reporting date thereon.

The Management concluded that the impact of non-adjusting events from the COVID-19 outbreak has not significantly affected the fair value of the financial assets or liabilities and non-financial assets of the Company, including the classification of current and non-current items that were presented on the reporting date.

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

3

Results of Operation

For the three months ended March 31, 2020 and 2019

Revenues

For three months ended March 31, 2020 and 2019, the Company has generated revenue of $0 and $5,000. The revenue generated was the result of corporate development advisory service rendered by the Company.

Cost of Revenue and Gross Margin

For the three months ended March 31, 2020 and 2019, cost incurred arise in providing corporate development advisory services are $0 and the company generates a gross profits of $0 and $5,000 the for the three months ended March 31, 2020 and 2019.

Selling and marketing expenses

For the three months ended March 31, 2020 and 2019, we had selling and distribution expenses in the amount of $8,235 and $4,727, which was primarily comprised of marketing expenses and expenses incurred for selling of services.

General and administrative expenses

For the three months ended March 31, 2020 and 2019, we had general and administrative expenses in the amount of $29,724 and $8,707 which was primarily comprised of company renewal fee, employee salary, and employee reimbursement.

Net Loss

For the three months ended March 31, 2020 and 2019, the Company has incurred a net loss of $37,935 and $8,434. The loss is mainly derived from the general and administrative expenses.

4

Liquidity and Capital Resources

As of March 31, 2020, we had cash and cash equivalents of $359,203. We had positive operating cash flows due to minimal operating activity, we expect increased levels of operating activities going forward will result in more significant cash outflows.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. For the three months ended March 31, 2020, we have met these requirements primarily from previous sales of our common stock.

Cash Used In Operating Activities

For the three months ended March 31, 2020 and 2019, net cash generated and used in operating activities was $19,394  and $2,934 respectively, which were the result of our net loss attributable to selling and marketing costs, and general and administration expenses.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2020.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2020. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Investment Officer. Based upon that evaluation, our Chief Executive Officer and Chief Investment Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2020, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SEATech Ventures Corp
(Name of Registrant)

Date: June 19, 2020
	By:	/s/ CHIN CHEE SEONG
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer

Date: June 19, 2020	By:	/s/ SEAH KOK WAH
	Title:	Chief Investment Officer, Director

9