Form 10-Q
period 2020-06-30
SEATech Ventures Corp.
filed 2020-08-14
CIK 1763660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of Exchange registered
Common Stock	N/A*	The OTC Market- Pink Sheets

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has fled all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2020
Common Stock, $.0001 par value	92,519,867

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

SEATECH VENTURES CORP

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEATECH VENTURES CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2020, AND DECEMBER 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	June 30, 2020	December 31, 2019
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$310,590	$339,809
Total Current Assets	$310,590	$339,809

NON-CURRENT ASSETS
Investment in other companies	$1,015	$1,015

TOTAL ASSETS	311,605	340,824

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Amount due to director	1,631	1,631
Accrued expenses and other payable	3,529	304,656
Total Current Liabilities	$5,160	$306,287
TOTAL LIABILITIES	$5,160	$306,287

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Shares, par value $0.0001; 600,000,000 shares authorized, 92,519,867 and 92,176,667 shares issued and outstanding as of June 30, 2020 and December 31, 2019	$9,252	$9,218
Additional paid in capital	659,958	316,792
Accumulated other comprehensive profit	(122)	(122)
Accumulated deficit	(362,643)	(291,351)
TOTAL STOCKHOLDERS’ EQUITY	$(306,445)	$34,537

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$311,605	$340,824

See accompanying notes to condensed consolidated financial statements.

SEATECH VENTURES CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

FOR THE SIX MONTHS ENDED JUNE 30, 2020  and 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	For the period ended June 30, 2020 (Unaudited)	For the period ended June 30, 2019 (Unaudited)
REVENUE	$-	$23,507

COST OF REVENUE	-	(14,220)

GROSS PROFIT	-	9,287

OTHER INCOME	1,447	1

SELLING AND DISTRIBUTION EXPENSES	(11,532)	(8,550)

GENERAL AND ADMINISTRATIVE EXPENSES	(61,207)	(153,282)

LOSS BEFORE INCOME TAX	(71,292)	$(152,544)

INCOME TAXES PROVISION	-	-

NET LOSS	(71,292)	(152,544)

Net Loss attributable to Non-Controlling Interests
Other comprehensive income/(loss):
- Foreign exchange adjustment gain/(loss)	-	-
COMPREHENSIVE LOSS	$(71,292)	$(152,544)

Net loss per share- Basic and diluted	(0.00)	(0.00)

Weighted average number of common shares outstanding - Basic and diluted	92,286,038	73,383,699

See accompanying notes to condensed consolidated financial statements.

SEATECH VENTURES CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2020 and 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Six months Ended June 30, 2020 (Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY

Balance as of December 31, 2019	92,176,667	$9,218	$316,792	$(122)	$(291,351)	$34,537

Shares issued in Initial Public Offering completed on May 4, 2020 at $1.00 per share	343,200	34	343,166	-	-	343,200
Net loss for the period	-	-	-	-	(71,292)	(71,292)

Balance as of June 30,2020	92,519,867	9,252	659,958	(122)	(362,643)	(306,445)

Six months Ended June 30, 2019 (Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2018	92,176,667	$9,218	$316,792	$(122)	$(71,807)	$254,081
Net loss for the period	-	-	-	-	(152,544)	(152,544)
Balance as of June 30, 2019	92,176,667	9,218	316,792	(122)	(224,351)	(101,537)

SEATECH VENTURES CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020  and 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended June 30, 2020	Six months ended June 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(71,292)	$(152,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation
Changes in operating assets and liabilities:
Accounts receivables	-	293
Account due to relate party	-	94,220
Other payables and accrued liabilities	(301,127)	2,500
Net cash used in operating activities	$(372,419)	$(55,531)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of share capital at par value, being net cash generated from financing activity	$343,200

Effect of exchange rate changes on cash and cash equivalents	-	-

Net change in cash and cash equivalents	(29,219)	(55,531)

Cash and cash equivalents, beginning of period	339,809	260,912
CASH AND CASH EQUIVALENTS, END OF PERIOD	$310,590	$205,381

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

SEATECH VENTURES CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020

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

FOR THE SIX MONTHS ENDED JUNE 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements for SEATech Ventures Corp. and its subsidiaries for the six months ended June 30, 2020 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of SEATech Ventures Corp. and its wholly owned subsidiaries, SEATech Ventures Corp. and SEATech Ventures (HK) Limited. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted December 31 as its fiscal year end.

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

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of six months or less as of the purchase date of such investments.

SEATECH VENTURES CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended June 30, 2020, the Company incurred a net loss of $71,292 and has generated no revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2020

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

The reporting currency of the Company is United States Dollars (“US$”). The Company’s subsidiary in Labuan and Hong Kong maintains its books and record in United States Dollars (“US$”) respectively, and Ringgit Malaysia (“RM”) is functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended June 30, 2020	As of and for the period ended June 30, 2019

Period-end RM : US$1 exchange rate	4.2849	4.1300
Period-average RM : US$1 exchange rate	4.3214	4.1200
Period-end HK$: US$1 exchange rate	7.7504	7.8200
Period-average HK$ : US$1 exchange rate	7.7521	7.8400

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

FOR THE SIX MONTHS ENDED JUNE 30, 2020

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

FOR THE SIX MONTHS ENDED JUNE 30, 2020

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

From June 12, 2019 to May 4, 2020, the company issued 343,200 shares of common stock at a price of $1.00 per share through the Initial Public Offering (IPO) to 70 non-US residents.

As of June 30, 2020, SEATech Ventures Corp has an issued and outstanding common share of 92,519,867.

4. CASH AND CASH EQUIVALENTS

As at June 30, 2020, the Company recorded $310,590 of cash and cash equivalents which primarily consists of cash in bank.

5. INVESTMENT IN OTHER COMPANIES

	As of June 30, 2020 (Audited)	As of December 31, 2019 (Audited)
AsiaFIN Holding Corp[1]	1,015	1,015
Total investment in other companies	$1,015	$1,015

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

6. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following at June 30, 2020 and December 31, 2019:

	As of June 30, 2020	As of December 31, 2019
Accrued audit fees	$2,250	$13,356
Accrued expenses	1,279	-
Share subscription receipts in advance	0	291,300
Total payables and accrued liabilities	$3,529	$304,656

SEATECH VENTURES CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

7. AMOUNT DUE TO A DIRECTOR

As of June 30, 2020, a director of the Company advanced $1,631, respectively to the Company, which is unsecured, interest-free with no fixed repayment term, for working capital purpose. Imputed interest is considered insignificant.

	As of June 30, 2020 (Unaudited)	As of December 31, 2019 (Audited)
Amount due to director	1,631	1,631

Total amount due to director	$1,631	$1,631

8. INCOME TAXES

For the six months ended June 30, 2020, the local (United States) and foreign components of income/ (loss) before income taxes were comprised of the following:

	Six months ended June 30, 2020 (Unaudited)	Six months ended June 30, 2019 (Unaudited)

Tax jurisdictions from:
Local	$(26,393)	$(142,500)
Foreign, representing
- Labuan	(27,197)	(2,580)
- Hong Kong	$(17,702)	$(7,464)
Loss before income tax	$(71,292)	$(152,544)

The provision for income taxes consisted of the following:

	For the period ended June 30, 2020	For the year ended December 31, 2019
Current:
- Local	-	-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States Labuan and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of June 30, 2020, the operations in the United States of America incurred $362,765 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $51,090 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future

Labuan

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

FOR THE SIX MONTHS ENDED JUNE 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

9. COMMITMENTS AND CONTINGENCIES

As of June 30, 2020, the Company has no commitments or contingencies involved.

10. RELATED PARTY TRANSACTIONS

For the period ended June 30, 2020 the Company has the following transactions with related party:

	For the period ended June 30, 2020 (Unaudited)	For the period ended June 30, 2019 (Unaudited)
Company Secretary Fees :
- Related party A	$5000	$5080

Professional Fees:
- Related party A	$1800	$94,220

The related party A, through its wholly owned subsidiaries is a 43.4% shareholder of the Company.

11. SIGNIFICANT EVENT

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

12. SUBSEQUENT EVENT

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2020 up through the date July 31, 2020. During this period, there was no subsequent event that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form S-1 Amendment No.3, dated May 30, 2019, for the period ended June 30, 2019 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form S-1. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

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

3

Results of Operation

For the six months ended June 30, 2020 and 2019

Revenues

For six months ended June 30, 2020 and 2019, the Company has generated revenue of $0 and $23,507. The revenue generated was the result of corporate development advisory service rendered by the Company.

Cost of Revenue and Gross Margin

For the six months ended June 30, 2020 and 2019, cost incurred arise in providing corporate development advisory services are $0   and $14,220, and the company generates a gross profits of $0 and $9,287 the for the six months ended June 30, 2020 and 2019.

Selling and marketing expenses

For the six months ended June 30, 2020 and 2019, we had selling and distribution expenses in the amount of $11,532 and $8,550, which was primarily comprised of marketing expenses and expenses incurred for selling of services.

General and administrative expenses

For the six months ended June 30, 2020 and 2019, we had general and administrative expenses in the amount of $61,207 and $153,282 which was primarily comprised of company renewal fee, employee salary, and employee reimbursement.

Net Loss

For the six months ended June 30, 2020 and 2019, the Company has incurred a net loss of $71,292 and $152,544. The loss is mainly derived from the general and administrative expenses.

4

Liquidity and Capital Resources

As of June 30, 2020, we had cash and cash equivalents of $310,590. We had positive operating cash flows due to minimal operating activity, we expect increased levels of operating activities going forward will result in more significant cash outflows.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. For the six months ended June 30, 2020, we have met these requirements primarily from previous sales of our common stock.

Cash Used In Operating Activities

For the six months ended June 30, 2020 and 2019, net cash used in operating activities was $372,419 and $55,531 respectively, which were the result of our net loss attributable to selling and marketing costs, and general and administration expenses.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2020.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2020. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Investment Officer. Based upon that evaluation, our Chief Executive Officer and Chief Investment Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2020, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SEATech Ventures Corp
(Name of Registrant)

Date: August 14, 2020
	By:	/s/ CHIN CHEE SEONG
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer

Date: August 14, 2020	By:	/s/ SEAH KOK WAH
	Title:	Chief Investment Officer, Director

9