Form 10-Q
period 2020-09-30
SEATech Ventures Corp.
filed 2020-11-13
CIK 1763660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 333-230479

SEATECH VENTURES CORP.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of Exchange registered
Common Stock	SEAV	The OTC Market- Pink Sheets

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has fled all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2020
Common Stock, $.0001 par value	92,519,867

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2020, AND DECEMBER 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	September 30, 2020	December 31, 2019
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Trade receivables	$1,181	$-
Cash and cash equivalents	$306,950	$339,809
Total Current Assets	$308,131	$339,809

NON-CURRENT ASSETS
Investment in other companies	$1,015	$1,015

TOTAL ASSETS	309,146	340,824

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Amount due to director	1,631	1,631
Accrued expenses and other payables	8,569	304,656
Total Current Liabilities	$10,200	$306,287
TOTAL LIABILITIES	$10,200	$306,287

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Shares, par value $0.0001; 600,000,000 shares authorized, 92,519,867 and 92,176,667 shares issued and outstanding as of September 30, 2020 and December 31, 2019	$9,252	$9,218
Additional paid in capital	659,958	316,792
Accumulated other comprehensive profit/(loss)	(122)	(122)
Accumulated deficit	(370,142)	(291,351)
TOTAL STOCKHOLDERS’ EQUITY	$298,946	$34,537

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$309,146	$340,824

See accompanying notes to condensed consolidated financial statements.

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 and 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	For the period ended September 30, 2020 (Unaudited)	For the period ended September 30, 2019 (Unaudited)
REVENUE	$55,381	$28,507

COST OF REVENUE	(50,000)	(18,720)

GROSS PROFIT	5,381	9,787

OTHER INCOME	3,691	22

SELLING AND DISTRIBUTION EXPENSES	(14,020)	(25,461)

GENERAL AND ADMINISTRATIVE EXPENSES	(73,843)	(163,543)

LOSS BEFORE INCOME TAX	(78,791)	$(179,195)

INCOME TAXES PROVISION	-	-

NET LOSS	(78,791)	(179,195)

Net Loss attributable to Non-Controlling Interests
Other comprehensive income/(loss):
- Foreign exchange adjustment gain/(loss)	-	-
TOTAL COMPREHENSIVE LOSS	$(78,791)	$(179,195)

Net loss per share- Basic and diluted	(0.00)	(0.00)

Weighted average number of common shares outstanding - Basic and diluted	92,286,038	92,176,667

See accompanying notes to condensed consolidated financial statements.

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 and 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Nine months Ended September 30, 2020 (Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME/(LOSS)	ACCUMULATED DEFICIT	TOTAL EQUITY

Balance as of December 31, 2019	92,176,667	$9,218	$316,792	$(122)	$(291,351)	$34,537
Shares issued in Initial Public Offering completed on May 4, 2020 at $1.00 per share	343,200	34	343,166	-	-	343,200
Net loss for the period	-	-	-	-	(78,791)	(78,791)
Balance as of September 30,2020	92,519,867	9,252	659,958	(122)	(370,142)	(298,946)

Nine months Ended September 30, 2019 (Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME/(LOSS)	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2018	92,176,667	$9,218	$316,792	$(122)	$(71,807)	$254,081
Net loss for the period	-	-	-	-	(179,195)	(179,195)
Balance as of September 30, 2019	92,176,667	$9,218	$316,792	$(122)	$(251,002)	$74,886

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 and 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended September 30, 2020	Nine months ended September 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(78,791)	$(179,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-
Changes in operating assets and liabilities:
Accounts receivable	(1,181)	3,000
Account due to a related party	-	4,500
Other payables and accrued liabilities	(296,088)	2,500
Net cash used in operating activities	$(376,060)	$(169,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of share capital at par value, being
net cash generated from financing activity	$343,200	$-

Effect of exchange rate changes on cash and cash equivalents	-	-

Net change in cash and cash equivalents	(32,860)	(169,195)

Cash and cash equivalents, beginning of period	339,810	260,912

CASH AND CASH EQUIVALENTS, END OF PERIOD	$306,950	$91,717

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND ORGANIZATION

SEATech Ventures Corp. is organized as a Nevada limited liability company, incorporated on April 2, 2018. For purposes of consolidated financial statement presentation, SEATech Venture Corp. and its subsidiary are herein referred to as “the Company” or “we”.

The Company business of which planned principal operations are to provide business mentoring, nurturing and incubation services relating to client businesses and corporate development advisory services to entrepreneurs in the broader technology industry, but with a specific focus on the information and communication technology industry.

On May 2, 2018, the Company acquired 100% interest in SEATech Ventures Corp., a private limited liability company incorporated in Labuan, Malaysia.

On December 21, 2018, SEATech Ventures Corp., the Malaysia Company acquired SEATech Ventures (HK) Limited, a private limited company incorporated in Hong Kong.

Details of the Company’s subsidiaries:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities

1.	SEATech Ventures Corp.	Labuan / March 12, 2018	100 shares of ordinary share of US$1 each	Investment holding

2.	SEATech Ventures (HK) Limited	Hong Kong / December 13, 2018	1 ordinary share of HKD$1	Business mentoring, nurturing and incubation, and corporate development advisory services

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements for SEATech Ventures Corp. and its subsidiaries for the nine months ended September 30, 2020 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of SEATech Ventures Corp. and its wholly owned subsidiaries, SEATech Ventures Corp. and SEATech Ventures (HK) Limited. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted December 31 as its fiscal year end.

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

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended September 30, 2020, the Company incurred a net loss of $78,791 and has generated minimal revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

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

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended September 30, 2020	As of and for the period ended September 30, 2019

Period-end RM : US$1 exchange rate	4.1551	4.1800
Period-average RM : US$1 exchange rate	4.2331	4.1600
Period-end HK$: US$1 exchange rate	7.7500	7.8400
Period-average HK$ : US$1 exchange rate	7.7581	7.8300

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

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

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

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

As of September 30, 2020, SEATech Ventures Corp. has an issued and outstanding common share of 92,519,867.

4. CASH AND CASH EQUIVALENTS

As at September 30, 2020, the Company recorded $306,950 of cash and cash equivalents which primarily consists of cash in bank.

5. INVESTMENT IN OTHER COMPANIES

	As of September 30, 2020 (Audited)	As of December 31, 2019 (Audited)
AsiaFIN Holding Corp[1]	1,015	1,015
Total investment in other companies	$1,015	$1,015

1On December 24, 2019, the company has invested in AsiaFIN Holdings Corp during the private placement stage. AsiaFIN Holdings Corp is a company providing business technology solutions to its clients. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation service to AsiaFIN Holdings Corp. The investment in AsiaFIN Holdings Corp is a strategic investment of the company and the company’s efforts on nurturing and providing collaborating and networking opportunities to ICT entrepreneurs across Asia. The investment is also aligning with the company’s focus on the ICT industry.

6. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following at September 30, 2020 and December 31, 2019:

	As of September 30, 2020 (Unaudited)	As of December 31, 2019 (Audited)
Accrued audit fees	$5,180	$13,356
Accrued professional fees	2,080	-
Accrued expenses	1,309	-
Share subscription receipts in advance	-	291,300
Total payables and accrued liabilities	$8,569	$304,656

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

7. AMOUNT DUE TO A DIRECTOR

As of September 30, 2020, a director of the Company advanced $1,631 respectively to the Company, which is unsecured, interest-free with no fixed repayment term, for working capital purpose. Imputed interest is considered insignificant.

	As of September 30, 2020 (Unaudited)	As of December 31, 2019 (Audited)
Amount due to a director	1,631	1,631

Total amount due to a director	$1,631	$1,631

8. INCOME TAXES

For the nine months ended September 30, 2020, the local (United States) and foreign components of income/ (loss) before income taxes were comprised of the following:

	Nine months ended September 30, 2020 (Unaudited)	Nine months ended September 30, 2019 (Unaudited)

Tax jurisdictions from:
Local	$(35,744)	$(146,790)
Foreign, representing
- Labuan	(25,034)	(2,685)
- Hong Kong	$(18,013)	$(29,720)
Loss before income tax	$(78,791)	$(179,195)

The provision for income taxes consisted of the following:

	For the period ended September 30, 2020	For the year ended December 31, 2019
Current:
- Local	-	-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States Labuan and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of September 30, 2020, the operations in the United States of America incurred $370,264 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 21%. The net operating loss carry forwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance of $77,755 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Labuan

Under the current laws of the Labuan, SEATech Ventures Corp. is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit.

Hong Kong

SEATech Ventures Corp. is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

9. COMMITMENTS AND CONTINGENCIES

As of September 30, 2020, the Company has no commitments or contingencies involved.

10. RELATED PARTY TRANSACTIONS

For the period ended September 30, 2020 the Company has the following transactions with related party:

	For the period ended September 30, 2020 (Unaudited)	For the period ended September 30, 2019 (Unaudited)
Cost of Revenue:
- Related party A	$-	$18,720

Company Secretary Fees :
- Related party A	$5,000	$5,080

Professional Fees:
- Related party A	$53,600	$140,000

The related party A, through its wholly owned subsidiaries is a 43.4% shareholder of the Company.

11. SIGNIFICANT EVENT

During the fiscal year, the World Health Organization declared the Coronavirus (COVID-19) outbreak to be a pandemic, which has caused severe global social and economic disruptions and uncertainties, including markets where the Company operates.

The Company considers this outbreak as non-adjusting-events. The consequences brought about by Covid-19 continue to evolve and whilst the Company actively monitoring and managing its operations to respond to these changes, the Company does not consider it practicable to provide any quantitative estimate on the potential impact it may have on the Company.

12. SUBSEQUENT EVENT

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2020 up through the date the Company issued the audited consolidated financial statements. During this period, there was no subsequent event that required recognition or disclosure.

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

Company Overview

SEATech Ventures Corp., the US Company, operates through its wholly owned subsidiary, SEATech Ventures Corp., a Labuan Company; which operates through its wholly owned subsidiary, SEATech Ventures (HK) Limited, a Hong Kong Company; The US, Labuan act solely for holding purposes whereas all current and future operations in Hong Kong are planned to be carried out via SEATech Ventures (HK) Limited, the Hong Kong Company. The purpose of the Hong Kong Company is to function as the current regional hub, carrying out the majority of operations of the Company.

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

3

Results of Operation

For the nine months ended September 30, 2020 and 2019

Revenues

For nine months ended September 30, 2020 and 2019, the Company has generated revenue of $55,381 and $28,507. The revenue generated was the result of corporate development advisory service rendered by the Company.

Cost of Revenue and Gross Margin

For the nine months ended September 30, 2020 and 2019, cost incurred arise in providing corporate development advisory services are $50,000 and $18,720, and the company generates a gross profit of $5,381 and $9,787 the for the nine months ended September 30, 2020 and 2019.

Selling and marketing expenses

For the nine months ended September 30, 2020 and 2019, we had selling and distribution expenses in the amount of $14,020 and $25,461, which was primarily comprised of marketing expenses and expenses incurred for selling of services.

General and administrative expenses

For the nine months ended September 30, 2020 and 2019, we had general and administrative expenses in the amount of $73,843 and $163,543 which was primarily comprised of company renewal fee, employee salary, and employee reimbursement.

Net Loss

For the nine months ended September 30, 2020 and 2019, the Company has incurred a net loss of $78,791 and $179,195. The loss is mainly derived from the general and administrative expenses.

4

Liquidity and Capital Resources

As of September 30, 2020, we had cash and cash equivalents of $306,950. We had positive operating cash flows due to minimal operating activity, we expect increased levels of operating activities going forward will result in more significant cash outflows.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. For the nine months ended September 30, 2020, we have met these requirements primarily from previous sales of our common stock.

Cash Used In Operating Activities

For the nine months ended September 30, 2020 and 2019, net cash used in operating activities was $376,060 and $169,195 respectively, which were the result of our net loss attributable to selling and marketing costs, and general and administration expenses.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2020.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2020. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Investment Officer. Based upon that evaluation, our Chief Executive Officer and Chief Investment Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2020, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SEATech Ventures Corp.
(Name of Registrant)

Date: November 11, 2020
	By:	/s/ CHIN CHEE SEONG
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer

Date: November 11, 2020	By:	/s/ SEAH KOK WAH
	Title:	Chief Investment Officer, Director

9