Form 10-K
period 2020-12-31
SEATech Ventures Corp.
filed 2021-03-30
CIK 1763660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2020

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

YES [  ] NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-accelerated Filer [  ] Smaller reporting company [X] Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SEAV	The OTC Market – Pink Sheets

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

Not Applicable

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 30, 2021
Common Stock, $.0001 par value	92,519,867

SEATech Ventures Corp

FORM 10-K

For the Fiscal Year Ended December 31, 2020

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

PART I

ITEM 1. BUSINESS

Corporate History

SEATech Ventures Corp., a Nevada corporation (“the company”) was incorporated under the laws of the State of Nevada on April 2, 2018.

SEATech Ventures Corp., the US Company, operates through its wholly owned subsidiary, SEATech Ventures (HK) Limited, a Hong Kong Company. Primary business activities are and are intended to be continued to be fulfilled primarily by SEATech Ventures (HK) Limited.

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

The Company, through its subsidiaries, mainly provides incubation and corporate development services to the clients. Details of the Company’s subsidiaries:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held

1.	SEATech Ventures Corp.	Labuan / March 12, 2018	100 share of ordinary share of US$1 each	Investment holding	100%

2.	SEATech Ventures (HK) Limited	Hong Kong / January 30, 2018	1 ordinary share of HKD$1	Business mentoring, nurturing and incubation, and corporate development advisory services	100%

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

Customers

For the year ended December 31, 2020, the Company has generated $250,600 revenue from customers through the provision of business mentoring, nurturing and incubation services relating to client businesses and corporate development advisory services.

Employees

As of December 31, 2020, the company has a total of 2 full-time employees at our headquarter office in Kuala Lumpur, Malaysia. The 2 full-time employees are administrative staffs of the company.

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

ITEM 2. PROPERTIES

We have a physical office in Bangsar South with address 11-05 & 11-06, Tower A, Ave 3 Vertical Business Suite, Jalan Kerinchi, Bangsar South, 59200 Kuala Lumpur, Wilayah Persekutuan Kuala Lumpur, Malaysia. Our office space is provided rent free by our Chief Investment Officer Seah Kok Wah until June 2020.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders

As of December 31, 2020, we had 92,519,867 shares of our Common Stock par value, $.0001 issued and outstanding. There were 53 beneficial owners of our Common Stock.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2020.

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

At present, we have a physical office in in Bangsar South with address 11-05 & 11-06, Tower A, Ave 3 Vertical Business Suite, Jalan Kerinchi, Bangsar South, 59200 Kuala Lumpur, Wilayah Persekutuan Kuala Lumpur, Malaysia. Our office space is provided rent free by our Chief Investment Officer Seah Kok Wah until June 2020.

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

Results of Operations

Revenues for the year ended December 31, 2020 and 2019

The Company generated revenue of $250,600 and $28,507 for the year ended December 31, 2020 and 2019. The revenue represented income from provision of business mentoring, nurturing and incubation services relating to client businesses and corporate development advisory services

Cost of Revenue and Gross Margin

For the year ended December 31, 2020 and 2019, cost incurred in providing corporate development advisory services is $233,400 and $18,720. The Company generates Gross profits of $17,200 and $9,787 for the year ended December 31, 2020 and 2019.

Selling and Marketing Expenses

Selling and distribution expenses for the year ended December 31, 2020 and 2019 amounted to $6,049 and $40,927 respectively. These expenses comprised expenses on website and website maintenance, marketing and networking event, and travelling expenses.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2020 and 2019 amounted to $122,314 and $190,242 respectively. These expenses are comprised of salary, consultancy fees for listing advisory, professional fee, compliance fee, office and outlet operation expenses and depreciation.

Other Income

The Company recorded an amount of $3,977 and $1,838 as other income for the year ended December 31, 2020 and 2019 respectively. This income is derived from the foreign exchange gain.

Net Loss and Net Loss Margin

The net loss for the year was $107,186, for the year ended December 31, 2020 as compared to $219,544 for the year ended December 31, 2019. The decrease in net loss of $112,358 can be contributed to the substantial decrease in general and administrative expenses incurred. Taking into the loss for the year ended December 31, 2020, the accumulated loss for the Company has increased from $291,351, to $398,537.

Liquidity and Capital Resources

As of December 31, 2020, we had cash and cash equivalents of $281,299. We expect increased levels of operations going forward will result in more significant cash flow and in turn working.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations.

Cash Used In Operating Activities

For the year ended December 31, 2020 and 2019, net cash used in operating activities was $401,710   and $ 208,188. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Provided In Financing Activities

For the year ended December 31, 2020 and 2019, net cash provided by financing activities was $343,200 and $291,300 respectively. The financing cash flow performance primarily reflects the issuance of private placement shares and IPO shares.

Cash Used In Investing Activities

For the financial year ended December 31, 2020 and 2019, the net cash used in investing activities was $0 and $1,015. The investing cash flow performance primarily reflects the investment in other company in the ICT industry.

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

Foreign currencies translation

The reporting currency of the Company and its subsidiaries in Labuan and Hong Kong are United States Dollars (“US$”), being the primary currency of the economic environment in which these entities operate.

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

Foreign currencies translation (cont’d)

Translation of amounts from RM and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended December 31,
	2020	2019

Year-end RM : US$1 exchange rate	4.02	4.09
Year-average RM: US$1 exchange rate	4.08	4.14
Year-end HK$ : US$1 exchange rate	7.75	7.79
Year-average HK$ : US$1 exchange rate	7.75	7.83

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

As of December 31, 2020, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of December 31, 2020.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Chin Chee Seong	60	Chief Executive Officer, President, Secretary, Treasurer, Director
Seah Kok Wah	53	Chief Investment Officer, Director

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the period December 31, 2020, for services rendered in all capacities to us.

Summary Compensation Table:

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chin Chee Seong, Chief Executive Officer, President, Secretary, Treasurer, Director	For the year ended December 31, 2020	-	-	-	-	-	-	-	-
	For the year ended December 31, 2019	-	-	-	-	-	-	-	-

Seah Kok Wah, Chief Investment Officer, Director	For the year ended December 31, 2020	-	-	-	-	-	-	-	-
	For the year ended December 31, 2019	-	-	-	-	-	-	-	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2020, the Company has 92,519,867 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of December 31, 2020 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Chin Chee Seong, Chief Executive Officer, President, Secretary, Treasurer and Director	20,100,000	21.73%	21.73%

Seah Kok Wah, Chief Investment Officer, Director	20,000,000	21.62%	21.62%
All of executive officers and director as a group	40,100,000	43.35%	43.35%

5% or greater shareholders (excluding officers/directors)
Greenpro Asia Strategic SPC[1]	29,200,000	31.56%	31.56%
Greenpro Venture Capital Limited[2]	10,000,000	10.81%	10.81%
STVC Talent Sdn Bhd[3]	9,000,000	9.73%	9.73%

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

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report (92,519,867 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.
(2)	Based on the total issued and outstanding shares of 92,519,867 as of the date of this Annual Report.

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

RELATED PARTY TRANSACTIONS

For the year ended December 31, 2020 the Company has following transactions with related parties:

	For the year ended December 31, 2020 (Audited)	For the year ended December 31, 2019 (Audited)
Company Secretary Fees:
- Related party A	$5,500	$2,580

Professional Fees
- Related party A	$13,510	$140,000

Cost of Sales	$233,400	$18,720

Total	$252,410	$161,300

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

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Audit fees	$15,510	$10,000
Audit related fees	6,991	7,500
Tax fees	610	-
All other fees	-	-
Total	$23,111	$17,500

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

* Filed herewith.

** As filed in the Registrant’s Registration Statement on Form S-1 Amendment No.8 (File No. 333-228847) on April 30, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATECH VENTURES CORP.
(Name of Registrant)

Date: March 30, 2021	By:	/s/ CHIN CHEE SEONG
	Title:	Chief Executive Officer,
President, Director, Secretary and Treasurer

Date: March 30, 2021	By:	/s/ SEAH KOK WAH
	Title:	Chief Investment Officer, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of SEATech Ventures Corp.

Suite 2708-09, 27/F, The Metropolis Tower,

10 Metropolis Drive, Hung Hom, Hong Kong.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SEATech Ventures Corp. (the ‘Company’) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the each of two years in the year ended of December 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of two years in the year ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ JP CENTURION & PARTNERS PLT
JP CENTURION & PARTNERS PLT
We have served as the Company’s auditor since 2020.
Kuala Lumpur, Malaysia
Date: March 30, 2021

SEATECH VENTURES CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	As of December 31,
	2020 (Audited)	2019 (Audited)
ASSETS
CURRENT ASSETS
Deposits paid, prepayments and other receivables	$1,237	$-
Account receivables	170,800	-
Cash and cash equivalents	281,299	339,809

Total current assets	453,336	339,809

NON-CURRENT ASSETS
Investment in other companies	$1,015	$1,015

Total non-current assets	1,015	1,015

TOTAL ASSETS	$454,351	$340,824

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Account payable	$159,800	$-
Other payables and accrued liabilities	22,369	304,656
Amounts due to a director	1,631	1,631
Total current liabilities	183,800	306,287

TOTAL LIABILITIES	$183,800	$306,287

STOCKHOLDERS’ EQUITY
Preferred shares, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	$-	$-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 92,519,867 and 92,176,667 shares issued and outstanding as of December 31, 2020 and 2019 respectively	9,252	9,218
Additional paid-in capital	659,958	316,792
Accumulated other comprehensive loss	(122)	(122)
Accumulated deficit	(398,537)	(291,351)

	270,551	34,537
TOTAL STOCKHOLDERS’ EQUITY	270,551	34,537
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$454,351	$340,824

See accompanying notes to consolidated financial statements.

SEATECH VENTURES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR YEARS ENDED DECEMBER 31, 2020 and 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	For the year ended December 31, 2020 (Audited)	For the year ended December 31, 2019 (Audited)
REVENUE	$250,600	$28,507

COST OF REVENUE	(233,400)	(18,720)

GROSS PROFIT	17,200	9,787

OTHER INCOME	3,977	1,838

SELLING AND DISTRIBUTION EXPENSES	(6,049)	(40,927)

GENERAL AND ADMINISTRATIVE EXPENSES	(122,314)	(190,242)

LOSS BEFORE INCOME TAX	(107,186)	$(219,544)

INCOME TAXES PROVISION	-	-

NET LOSS	(107,186)	(219,544)

Other comprehensive income/(loss):
- Foreign exchange adjustment gain/(loss)	-	-
COMPREHENSIVE LOSS	$(107,186)	$(219,544)

Net loss per share- Basic and diluted	(0.00)	(0.00)

Weighted average number of common shares outstanding - Basic and diluted	92,403,592	92,176,667

See accompanying notes to consolidated financial statements.

SEATECH VENTURES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of January 01, 2019	92,176,667	$9,218	$316,792	$(122)	$(71,807)	$254,081
Net loss	-	$-	$-	$-	$(219,544)	$(219,544)
Balance as of December 31, 2019	92,176,667	$9,218	$316,792	$(122)	$(291,351)	$34,537
Share issued in initial public offering completed on May 04, 2020 at $1.00 per share	343,200	34	343,166	-	-	343,200
Net loss	-	$-	$-	$-	$(107,186)	$(107,186)
Balance as of December 31, 2020	92,519,867	$9,252	$659,958	$(122)	$(398,537)	$270,551

See accompanying notes to consolidated financial statements

SEATECH VENTURES CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

(Audited)

	For the year ended December 31, 2020 (Audited)	For the year ended December 31, 2019 (Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(107,186)	$(219,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(170,800)	8,000
Accounts payable	159,800	-
Amount due to a director	-	(3,200)
Deposit	(1,237)	-
Other payables and accrued liabilities	(282,287)	3,356
Net cash used in operating activities	(401,710)	(211,388)

CASH FLOW FROM INVESTING ACTIVITIES:
Investment in other companies	-	(1,015)
Net cash used in investing activities	-	(1,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Share subscriptions receipts	343,200	291,300
Net cash provided by financing activities	343,200	291,300

Effect of exchange rate changes on cash and cash equivalents	-	-

Net change in cash and cash equivalents	(58,510)	78,897
Cash and cash equivalents, beginning of year	339,809	260,912

CASH AND CASH EQUIVALENTS, END OF YEAR	$281,299	$339,809
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to consolidated financial statements.

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

Business Overview

SEATech Ventures Corp. is a company providing business mentoring services, nurturing and incubation services relating to client businesses and corporate development advisory services to entrepreneurs in the broader technology industry, but with a specific focus on the information and communication technology industry .We will primarily focus our efforts on nurturing ICT entrepreneurs in Asia. Our advisory services will center on our “ICT Start-Up Mentorship Program”, which is designed to assist tech-based entrepreneurs in solving ICT industry pain points caused by technical insufficiencies, inappropriate financial modelling and weak strategic positioning within a competitive environment. The program aims to improve the technical exposure of our clients and to improve their sustainability in the ICT industry community through a combination of mentorship programs.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

Basis of presentation

The consolidated financial statements for SEATech Ventures Corp. and its subsidiaries for the year ended December 31, 2020 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of SEATech Ventures Corp. and its wholly owned subsidiaries, SEATech Ventures Corp. and SEATech Ventures (HK) Limited. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted December 31 as its fiscal year end.

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

Revenue recognition

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended December 31, 2020, the Company incurred a net loss of $107,186 and negative operating cash flow of 401,710. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its major shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stock holders, in the case of equity financing.

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

Foreign currencies translation

The reporting currency of the Company and its subsidiaries in Labuan and Hong Kong are United States Dollars (“US$”), being the primary currency of the economic environment in which these entities operate.

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

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended December 31,
	2020	2019

Year-end RM : US$1 exchange rate	4.02	4.09
Year-average RM : US$1 exchange rate	4.08	4.14
Year-end HK$: US$1 exchange rate	7.75	7.79
Year-average HK$ : US$1 exchange rate	7.75	7.83

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

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Most prominent among the amendments is the recognition of assets and liabilities by lessees for those leases classified as operating leases under current U.S. GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As required by the standard, the Company will adopt the provisions of the new standard effective November 1, 2019, using the required modified retrospective approach. We believe the adoption will not have a material impact on our financial statements.

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

As of December 31, 2020, SEATech Ventures Corp. has an issued and outstanding common share of 92,519,867.

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. INVESTMENT IN OTHER COMPANIES

	As of	As of
	December 31, 2020 (Audited)	December 31, 2019 (Audited)
AsiaFIN Holding Corp[1]	1,015	1,015
Total investment in other companies	$1,015	$1,015

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

5. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of	As of
	December 31, 2020 (Audited)	December 31, 2019 (Audited)
Accrued audit fees	10,880	13,356
Accrued professional fees	10,180	-
Accrued expenses	1,309	-
Share subscriptions receipts in advance	-	291,300

Total payables and accrued liabilities	$22,369	$304,656

6. AMOUNT DUE TO A DIRECTOR

As of December 31, 2020 and 2019, a director of the Company advanced $1,631, respectively to the Company, which is unsecured, interest-free with no fixed repayment term, for working capital purpose. Imputed interest is considered insignificant.

	As of	As of
	December 31, 2020 (Audited)	December 31, 2019 (Audited)
Amount due to director	$1,631	$1,631

Total amount due to director	$1,631	$1,631

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

7. INCOME TAXES

For the year ended December 31, 2020 and year ended December 31, 2019, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the year ended December 31, 2020	For the year ended December 31, 2019

Tax jurisdictions from:
- Local	$(49,344)	$(166,154)
- Foreign, representing
Labuan	(35,293)	(865)
Hong Kong	(22,549)	(52,525)
Loss before income tax	$(107,186)	$(219,544)

The provision for income taxes consisted of the following:

	For the year ended December 31, 2020	For the year ended December 31, 2019

Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Labuan and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of December 31, 2020, the operations in the United States of America incurred $289,455 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $60,785 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

8. COMMITMENTS AND CONTINGENCIES

As of December 31, 2020 and 2019, the Company has no commitments or contingencies involved.

9. RELATED PARTY TRANSACTIONS

For the year ended December 31, 2020 and 2019 the Company has following transactions with related parties:

	For the year ended December 31, 2020 (Audited)		For the year ended December 31, 2019 (Audited)
Company Secretary Fees:
- Related party A		$5,500		$2,580

Professional Fees
- Related party A		$13,510		$140,000

Sales
- Related party B		$219,000		$15,800

Cost of Sales	$		$
- Related party A		233,400		18,720

Total		$471,410		$177,100

The related party A, through its wholly owned subsidiaries is a 42.36% shareholder of the Company. Related party B represents company where the Company owns 13.80% percentage of the company.

10. CONCENTRATIONS OF RISKS

(a) Major customers

For the year ended December 31, 2020, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at year-end are presented as follows:

	For the year ended December 31
	2020	2019	2020	2019	2020	2019
	Revenues		Percentage of Revenues		Accounts Receivable, Trade
Customer A	$219,000	$15,800	87%	55%	$160,000	$-
Customer B	$-	$7,707	-%	27%	$-	$-
Customer C	$-	$5,000	-%	18%	$-	$-
	$219,000	$28,507	87%	100%	$160,000	$-

(b) Major vendors

For the year ended December 31, 2020, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at year-end are presented as follows:

	For the year ended December 31
	2020	2019	2020	2019	2020	2019
	Purchases		Percentage of Purchases		Account Payable, Trade
Vendor A	$228,600	$18,720	98%	100%	$150,000	$-
	$228,600	$18,720	98%	100%	$150,000	$-

(c) Credit risk

Financial instruments that are potentially subject to credit risk consist principally of accounts receivable. The Company believes the concentration of credit risk in its trade receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

12. SUBSEQUENT EVENTS

I In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all subsequent events through the filing date of this Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2020, and events which occurred subsequently but were not recognized in the financial statements. During the year, there was no subsequent event that required recognition or disclosure.

