Form 10-Q
period 2021-03-31
SEATech Ventures Corp.
filed 2021-05-17
CIK 1763660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2021

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

Unit 305-306, 3/F., New East Ocean Centre,
9 Science Museum Road, TST, Hong Kong.

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code +852 83311767

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock	SEAV	The OTC Market – Pink Sheets

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

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 17, 2021
Common Stock, $.0001 par value	92,519,867

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

SEATECH VENTURES CORP

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEATECH VENTURES CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2021 AND DECEMBER 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	March 31, 2021 (Unaudited)	December 31, 2020 (Audited)
ASSETS
CURRENT ASSETS
Deposits paid, prepayments and other receivables	$900	$1,237
Accounts receivable	-	170,800
Cash and cash equivalents	269,820	281,299

Total current assets	270,720	453,336

NON-CURRENT ASSETS
Investment in other companies	$2,515	$1,015

Total non-current assets	2,515	1,015

TOTAL ASSETS	$273,235	$454,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$-	$159,800
Other payables and accrued liabilities	29,177	22,369
Amount due to a director	1,631	1,631
Total current liabilities	30,808	183,800

TOTAL LIABILITIES	$30,808	$183,800

STOCKHOLDERS’ EQUITY
Preferred shares, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	$-	$-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 92,519,867 shares issued and outstanding as of March 31, 2021 and December 31, 2020 respectively	9,252	9,252
Additional paid-in capital	659,958	659,958
Accumulated other comprehensive loss	(122)	(122)
Accumulated deficit	(426,661)	(398,537)

TOTAL STOCKHOLDERS’ EQUITY	242,427	270,551

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$273,235	$454,351

See accompanying notes to consolidated financial statements.

SEATECH VENTURES CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

FOR THE THREE MONTHS ENDED MARCH 31, 2021 and 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	For the period ended March 31, 2021 (Unaudited)	For the period ended March 31, 2020 (Unaudited)
REVENUE	$2,400	$-

COST OF REVENUE	(2,400)	-

GROSS PROFIT	-	-

OTHER INCOME	25	24

SELLING AND DISTRIBUTION EXPENSES	(206)	(8,235)

GENERAL AND ADMINISTRATIVE EXPENSES	(27,943)	(29,724)

LOSS BEFORE INCOME TAX	(28,124)	$(37,935)

INCOME TAXES PROVISION	-	-

NET LOSS	(28,124)	(37,935)

Net Loss attributable to Non-Controlling Interests
Other comprehensive income/(loss):
- Foreign exchange adjustment gain/(loss)	-	-
COMPREHENSIVE LOSS	$(28,124)	$(37,935)

Net loss per share- Basic and diluted	(0.00)	(0.00)

Weighted average number of common shares outstanding - Basic and diluted	92,519,867	92,176,667

See accompanying notes to condensed consolidated financial statements.

SEATECH VENTURES CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 and 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Three Months Ended March 31, 2021 (Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2020	92,519,867	$9,252	$659,958	$(122)	$(398,537)	$270,551
Net loss for the period	-	-	-	-	(28,124)	(28,124)
Balance as of March 31,2021	92,519,867	9,252	659,958	(122)	(426,661)	242,427

Three Months Ended March 31, 2020 (Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2019	92,176,667	$9,218	$316,792	$(122)	$(291,351)	$34,537
Net loss for the period	-	-	-	-	(37,935)	(37,935)
Balance as of March 31, 2020	92,176,667	9,218	316,792	(122)	(329,286)	(3,398)

SEATECH VENTURES CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 and 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31, 2021 (Unaudited)	Three months ended March 31, 2020 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,124)	$(37,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	170,800	-
Accounts payable	(159,800)	-
Deposits paid, prepayments and other receivables	337	-
Other payables and accrued liabilities	6,808	57,329
Net cash (used in)/generated from operating activities	$(9,979)	$19,394

CASH FLOWS FROM INVESTINT ACTIVITY:
Investment in other companies	(1,500)	-
Net cash used in investing activity	$(1,500)	$-

Net change in cash and cash equivalents	(11,479)	19,394

Cash and cash equivalents, beginning of period	281,299	339,809
CASH AND CASH EQUIVALENTS, END OF PERIOD	$269,820	$359,203

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

SEATECH VENTURES CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

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

On December 21, 2018, SEATech Ventures Corp, the Malaysia Company acquired 100% interest in SEATech Ventures (HK) Limited, a private limited company incorporated in Hong Kong.

Details of the Company’s subsidiaries:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities

1.	SEATech Ventures Corp	Labuan / March 12, 2018	100 share of ordinary share of US$1 each	Investment holding

2.	SEATech Ventures (HK) Limited	Hong Kong / December 13, 2018	1 ordinary share of HK$1	Business mentoring, nurturing and incubation, and corporate development advisory services

SEATECH VENTURES CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements for SEATech Ventures Corp. and its subsidiaries for the three months ended March 31, 2021 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of SEATech Ventures Corp. and its wholly owned subsidiaries, SEATech Ventures Corp. and SEATech Ventures (HK) Limited. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted December 31 as its fiscal year end.

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

SEATECH VENTURES CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended March 31, 2021, the Company incurred a net loss of $28,124 and negative operating cash flow of $9,979. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

SEATECH VENTURES CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

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

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended March 31, 2021	As of and for the period ended March 31, 2020

Period-end RM : US$1 exchange rate	4.1427	4.3141
Period-average RM : US$1 exchange rate	4.0636	4.1756
Period-end HK$: US$1 exchange rate	7.7750	7.7508
Period-average HK$ : US$1 exchange rate	7.7573	7.7716

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

SEATECH VENTURES CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

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

SEATECH VENTURES CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

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

As of March 31, 2021, SEATech Ventures Corp has an issued and outstanding common share of 92,519,867.

4. CASH AND CASH EQUIVALENTS

As of March 31, 2021, the Company recorded $269,820 of cash and cash equivalents which primarily consists of cash in bank.

5. INVESTMENT IN OTHER COMPANIES

	As of	As of
	March 31, 2021 (Unaudited)	December 31, 2020 (Audited)
AsiaFIN Holdings Corp.[1]	1,015	1,015
Pentaip Technology Inc.[2]	200	-
Angkasa-X Holdings Corp.[3]	1,300	-
Total investment in other companies	$2,515	$1,015

1On December 24, 2019, the company has invested in AsiaFIN Holdings Corp. during the private placement stage. AsiaFIN Holdings Corp is a company providing business technology solutions to its clients. SEATech Ventures Corp also provides corporate development, mentoring, and incubation services to AsiaFIN Holdings Corp. The investment in AsiaFIN Holdings Corp. is a strategic investment of the company.

2On January 11, 2021, the company has invested in Pentaip Technology Inc. during the private placement stage. Pentaip Technology Inc. is a company providing wealth management services with integration of Artificial Intelligence (AI) by using mathematical algorithms to make investment decisions with no human supervision. SEATech Ventures Corp also provides corporate development, mentoring, and incubation services to Pentaip Technology Inc. The investment in Pentaip Technology Inc. is a strategic investment of the company.

3On February 5, 2021, the company has invested in Angkasa-X Holdings Corp. during the private placement stage. Angkasa-X Holdings Corp is a company focuses on research and development and commercializes on intellectual property design for communication satellites. SEATech Ventures Corp also provides corporate development, mentoring, and incubation services to Angkasa-X Holdings Corp. The investment in Angkasa-X Holdings Corp. is a strategic investment of the company.

6. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021 (Unaudited)	As of December 31, 2020 (Audited)
Accrued audit fees	$10,880	$10,880
Accrued expenses	4,067	1,309
Accrued professional fees	14,230	10,180
Total payables and accrued liabilities	$29,177	$22,369

SEATECH VENTURES CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

7. AMOUNT DUE TO A DIRECTOR

As of March 31, 2021 and 2020, a director of the Company advanced $1,631, respectively to the Company, which is unsecured, interest-free with no fixed repayment term, for working capital purpose. Imputed interest is considered insignificant.

	As of March 31, 2021 (Unaudited)	As of December 31, 2020 (Audited)
Amount due to a director	1,631	1,631
Total amount due to a director	$1,631	$1,631

8. INCOME TAXES

For the three months ended March 31, 2021 and 2020, the local (United States) and foreign components of income/ (loss) before income taxes were comprised of the following:

	Three months ended March 31, 2021 (Unaudited)	Three months ended March 31, 2020 (Unaudited)

Tax jurisdictions from:
Local	$(7,599)	$(3,174)
Foreign, representing
- Seychelles	(14,768)	(23,688)
- Hong Kong	$(5,757)	$(11,073)
Loss before income tax	$(28,124)	$(37,935)

The provision for income taxes consisted of the following:

	For the period ended March 31, 2021 (Unaudited)	For the period ended March 31, 2020 (Unaudited)
Current:
- Local	-	-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States Labuan and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of March 31, 2021, the operations in the United States of America incurred $297,054 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $62,381 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Labuan

Under the current laws of the Labuan, SEATech Ventures Corp is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit.

Hong Kong

SEATECH VENTURES CORP is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

SEATECH VENTURES CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

9. COMMITMENTS AND CONTINGENCIES

As of March 31, 2021, the Company has no commitments or contingencies involved.

10. RELATED PARTY TRANSACTIONS

For the period ended March 31, 2021 and 2020, the Company has the following transactions with related party:

	For the period ended March 31, 2021 (Unaudited)	For the period ended March 31, 2020 (Unaudited)
Company Secretary Fees:
- Related party A	$5,338	$5,000

Professional Fees:
- Related party A	$1,800	$880

Sales
- Related party B	$2,400	$-

Total	$9,538	$5,880

The related party A, through its wholly owned subsidiaries is a 42.36% shareholder of the Company. Related party B represents company where the Company owns 13.80% percentage of the company.

11. CONCENTRATIONS OF RISKS

(a) Major customers

For the period ended March 31, 2021 and 2020, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	For the period ended March 31
	2021	2020	2021	2020	2021	2020
	Revenues		Percentage of Revenues		Accounts Receivable, Trade
Customer A	$2,400	$-	100%	-%	$-	$-
	$2,400	$-	100%	-%	$-	$-

(b) Major vendors

For the period ended March 31, 2021 and 2020, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at period-end are presented as follows:

	For the period ended March 31
	2021	2020	2021	2020	2021	2020
	Purchases		Percentage of Purchases		Accounts Payable, Trade
Vendor A	$2,400	$-	100%	100%	$-	$-
	$2,400	$-	100%	100%	$-	$-

(c) Credit risk

Financial instruments that are potentially subject to credit risk consists principally of accounts receivable. The Company believes the concentration of credit risk in its accounts receivable is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

12. SIGNIFICANT EVENT

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

13. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2021, and events which occurred subsequently but were not recognized in the financial statements. During the year, there was no subsequent event that required recognition or disclosure.

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

3

Results of Operation

For the three months ended March 31, 2021 and 2020

Revenues

For the three months ended March 31, 2021, the Company has generated revenue of $2,400. The revenue generated was the result of corporate development advisory service rendered by the Company. For the three months ended March 31, 2020, the Company had not generated revenue.

Cost of Revenue and Gross Margin

For the three months ended March 31, 2021 and 2020, cost incurred arise in providing corporate development advisory services are $2,400 and $0 respectively. The company has not generated gross profits for the three months ended March 31, 2021 and 2020.

Selling and marketing expenses

For the three months ended March 31, 2021 and 2020, we had selling and distribution expenses in the amount of $206 and $8,235, which were primarily comprised of marketing expenses and expenses incurred for selling of services.

General and administrative expenses

For the three months ended March 31, 2021 and 2020, we had general and administrative expenses in the amount of $27,943 and $29,724 which were primarily comprised of company renewal fee, employee salary, and employee reimbursement.

Net Loss

For the three months ended March 31, 2021 and 2020, the Company has incurred a net loss of $28,124 and $37,935. The losses are mainly derived from the general and administrative expenses.

4

Liquidity and Capital Resources

As of March 31, 2021, we had cash and cash equivalents of $269,820. We had negative operating cash flows due to minimal operating activities, we expect increased levels of operating activities going forward will result in more significant cash outflows.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations.

Cash Used In Operating Activities

For the three months ended March 31, 2021 and 2020, net cash used in operating activities were $9,979 and $19,394  respectively, which were the result of our net loss attributable to selling and marketing costs, and general and administration expenses.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2021.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2021. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Investment Officer. Based upon that evaluation, our Chief Executive Officer and Chief Investment Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2021, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SEATech Ventures Corp
(Name of Registrant)

Date: May 17, 2021
	By:	/s/ CHIN CHEE SEONG
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer

Date: May 17, 2021	By:	/s/ SEAH KOK WAH
	Title:	Chief Investment Officer, Director

9