Form 10-Q
period 2021-06-30
SEATech Ventures Corp.
filed 2021-08-13
CIK 1763660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 333-230479

SEATECH VENTURES CORP

(Exact name of registrant issuer as specified in its charter)

Nevada	61-1882326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11-05 & 11-06, Tower A, Avenue 3 Vertical Business Suite,

Jalan Kerinchi, Bangsar South, 59200 Kuala Lumpur, Malaysia.

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has fled all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2021
Common Stock, $.0001 par value	92,519,867

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

SEATECH VENTURES CORP

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEATECH VENTURES CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2021, AND DECEMBER 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	June 30, 2021	December 31, 2020
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$215,348	$281,299
Accounts receivable	-	170,800
Deposits paid, prepayments and other receivables	563	1,237
Total Current Assets	$215,911	$453,336

NON-CURRENT ASSETS
Investment in other companies	$3,365	$1,015

TOTAL ASSETS	219,276	454,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Amount due to a director	1,631	1,631
Accounts payable	-	159,800
Accrued expenses and other payable	13,269	22,369
Total Current Liabilities	$14,900	$183,800
TOTAL LIABILITIES	$14,900	$183,800

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Shares, par value $0.0001; 600,000,000 shares authorized, 92,519,867 and 92,519,867 shares issued and outstanding as of June 30, 2021 and December 31, 2020	$9,252	$9,252
Additional paid in capital	659,958	659,958
Accumulated other comprehensive loss	(122)	(122)
Accumulated deficit	(464,713)	(398,537)
TOTAL STOCKHOLDERS’ EQUITY	$204,375	$270,551

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$219,276	$454,351

See accompanying notes to condensed consolidated financial statements.

SEATECH VENTURES CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

FOR THE SIX MONTHS ENDED JUNE 30, 2021 and 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
	$	$	$	$
REVENUE	120,000	-	122,400	-

COST OF REVENUE	(107,600)	-	(110,000)	-

GROSS PROFIT	12,400	-	12,400	-

OTHER INCOME	1,016	1,423	1,041	1,447

SELLING AND DISTRIBUTION EXPENSES	(79)	(3,297)	(285)	(11,532)

GENERAL AND ADMINSTRATIVE EXPENSES	(51,389)	(31,483)	(79,332)	(61,207)

LOSS BEFORE INCOME TAX	(38,052)	(33,357)	(66,176)	(71,292)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	(38,052)	(33,357)	(66,176)	(71,292)

TOTAL COMPREHENSIVE LOSS	(38,052)	(33,357)	(66,176)	(71,292)

NET INCOME /(LOSS) PER SHARE – BASIC AND DILUTED	-	-	-	-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	92,519,867	92,286,038	92,519,867	92,286,038

See accompanying notes to condensed consolidated financial statements.

SEATECH VENTURES CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2021 and 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Six months Ended June 30, 2021 (Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY

Balance as of December 31, 2020	92,519,867	$9,252	$659,958	$(122)	$(398,537)	$270,551
Net loss for the period	-	-	-	-	(66,176)	(66,176)
Balance as of June 30, 2021	92,519,867	$9,252	$659,958	$(122)	$(464,713)	204,375

Six months Ended June 30, 2020 (Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2019	92,176,667	$9,218	$316,792	$(122)	$(291,351)	$34,537
Shares issued in Initial Public Offering completed on May 4, 2020 at $1.00 per share	343,200	34	343,166	-	-	343,200
Net loss for the period	-	-	-	-	(71,292)	(71,292)
Balance as of June 30, 2020	92,519,867	$9,252	$659,958	$(122)	$(362,643)	$306,445

SEATECH VENTURES CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 and 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended June 30, 2021	Six months ended June 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(66,176)	$(71,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation
Changes in operating assets and liabilities:
Accounts receivable	170,800	-
Accounts payable	(159,800)	-
Amount due to a director	-	-
Deposit	675	-
Other payables and accrued liabilities	(9,100)	(301,127)
Net cash used in operating activities	$(63,601)	$(372,419)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in other companies	(2,350)	-
Net cash used in investing activities	$(2,350)	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of share capital at par value, being net cash generated from financing activity	$-	$343,200

Effect of exchange rate changes on cash and cash equivalents	-	-

Net change in cash and cash equivalents	(65,951)	(29,219)

Cash and cash equivalents, beginning of period	281,299	339,809
CASH AND CASH EQUIVALENTS, END OF PERIOD	$215,348	$310,590

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

SEATECH VENTURES CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

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

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements for SEATech Ventures Corp. and its subsidiaries for the six months ended June 30, 2021 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of SEATech Ventures Corp. and its wholly owned subsidiaries, SEATech Ventures Corp. and SEATech Ventures (HK) Limited. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted December 31 as its fiscal year end.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2021

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended June 30, 2021, the Company incurred a net loss of $66,176 and has generated minimal revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2021

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

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended June 30, 2021	As of and for the period ended June 30, 2020

Period-end RM : US$1 exchange rate	4.1331	4.2849
Period-average RM : US$1 exchange rate	4.0958	4.3214
Period-end HK$: US$1 exchange rate	7.7615	7.7504
Period-average HK$ : US$1 exchange rate	7.7615	7.7521

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

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Fair value of financial instruments:

The carrying value of the Company’s financial instruments: cash and cash equivalents, accounts receivable, amount due to a director, and accounts payable and approximate at their fair values because of the short-term nature of these financial instruments.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. COMMON STOCK

As of June 30, 2021 and 2020, SEATech Ventures Corp has an issued and outstanding common share of 92,519,867.

4. CASH AND CASH EQUIVALENTS

As at June 30, 2021, the Company recorded $215,911 of cash and cash equivalents which primarily consists of cash in bank.

5. INVESTMENT IN OTHER COMPANIES

	As of	As of
	June 30, 2021 (Audited)	December 31, 2020 (Audited)
AsiaFIN Holding Corp[1]	1,015	1,015
Pentaip Technology Inc.[2]	200	-
Angkasa-X Holdings Corp.[3]	1,300	-
JOCOM Holdings Corp.[4]	850	-
Total investment in other companies	$3,365	$1,015

1	On December 24, 2019, the company has invested in AsiaFIN Holdings Corp during the private placement stage. AsiaFIN Holdings Corp is a company providing business technology solutions to its clients. SEATech Ventures Corp also provides corporate development, mentoring, and incubation service to AsiaFIN Holdings Corp. The investment in AsiaFIN Holdings Corp is a strategic investment of the company and the company’s efforts on nurturing and providing collaborating and networking opportunities to ICT entrepreneurs across Asia. The investment is also align with the company’s focus on the ICT industry.

2	On January 11, 2021, the company has invested in Pentaip Technology Inc. during the private placement stage. Pentaip Technology Inc. is a company providing wealth management services with integration of Artificial Intelligence (AI) by using mathematical algorithms to make investment decisions with no human supervision. SEATech Ventures Corp also provides corporate development, mentoring, and incubation services to Pentaip Technology Inc. The investment in Pentaip Technology Inc. is a strategic investment of the company.

3	On February 5, 2021, the company has invested in Angkasa-X Holdings Corp. during the private placement stage. Angkasa-X Holdings Corp is a company focuses on research and development and commercializes on intellectual property design for communication satellites. SEATech Ventures Corp also provides corporate development, mentoring, and incubation services to Angkasa-X Holdings Corp. The investment in Angkasa-X Holdings Corp. is a strategic investment of the company.

4	On June 1, 2021, the company has invested in JOCOM Holdings Corp. during the private placement stage. JOCOM Holdings Corp is a company focuses on m-commerce (Mobile commerce) platform specialized in online groceries and shopping. SEATech Ventures Corp also provides corporate development, mentoring, and incubation services to JOCOM Holdings Corp. The investment in JOCOM Holdings Corp. is a strategic investment of the company.

6. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following at June 30, 2021 and December 31, 2020:

	As of June 30, 2021	As of December 31, 2020
Accrued audit fees	$9,000	$10,880
Accrued expenses	1,309	1,309
Accrued professional fees	2,960	10,180
Total payables and accrued liabilities	$13,269	$22,369

SEATECH VENTURES CORP

NOTES TO CONDENSED FINANCIAL STATEMENT

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

7. AMOUNT DUE TO A DIRECTOR

The amount represented advances from a director to the Company, which is unsecured, interest-free with no fixed repayment term, for working capital purpose. Imputed interest is considered insignificant.

	As of June 30, 2021 (Unaudited)	As of December 31, 2020 (Audited)
Amount due to director	1,631	1,631

Total amount due to director	$1,631	$1,631

8. INCOME TAXES

For the six months ended June 30, 2021, the local (United States) and foreign components of income/ (loss) before income taxes were comprised of the following:

	Six months ended June 30, 2021 (Unaudited)	Six months ended June 30, 2020 (Unaudited)

Tax jurisdictions from:
Local	$(14,726)	$(26,393)
Foreign, representing
- Labuan	(26,468)	(27,197)
- Hong Kong	$(24,982)	$(17,702)
Loss before income tax	$(66,176)	$(71,292)

The provision for income taxes consisted of the following:

	For the period ended June 30, 2021	For the year ended December 31, 2020
Current:
- Local	-	-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States Labuan and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of June 30, 2021, the operations in the United States of America incurred $304,181 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $63,878 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future

Labuan

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

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

9. COMMITMENTS AND CONTINGENCIES

As of June 30, 2021, the Company has no commitments or contingencies involved.

10. RELATED PARTY TRANSACTIONS

For the period ended June 30, 2021 the Company has the following transactions with related party:

	For the period ended June 30, 2021 (Unaudited)	For the period ended June 30, 2020 (Unaudited)
Company Secretary Fees :
- Related party A	$7,746	$5,000

Professional Fees:
- Related party A	$13,600	$1,800

Sales
- Related party B	$122,400	$-

Cost of Sales
- Related party A	$110,000	-

Total	245,746	6,800

The related party A, through its wholly owned subsidiaries is a 43.4% shareholder of the Company. Related party B represents company where the Company owns 13.80% percentage of the company.

11. CONCENTRATIONS OF RISKS

(a) Major customers

For three months ended June 30, 2021 and 2020, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	For the period ended June 30
	2021	2020	2021	2020	2021	2020
	Revenues		Percentage of Revenues		Accounts Receivable, Trade
Customer A	$120,000	$-	100%	-%	$-	$-
	$120,000	$-	100%	-%	$-	$-

For six months ended June 30, 2021 and 2020, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	For the period ended June 30
	2021	2020	2021	2020	2021	2020
	Revenues		Percentage of Revenues		Accounts Receivable,Trade
Customer A	$122,400	$-	100%	-%	$-	$-
	$122,400	$-	100%	-%	$-	$-

(b) Major vendors

For three months ended June 30, 2021 and 2020, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at period-end are presented as follows:

	For the period ended June 30
	2021	2020	2021	2020	2021	2020
	Purchases		Percentage of Purchases		Accounts Payable,Trade
Vendor A	$107,600	$-	100%	100%	$-	$-
	$107,600	$-	100%	100%	$-	$-

For six months ended June 30, 2021 and 2020, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at period-end are presented as follows:

	For the period ended June 30
	2021	2020	2021	2020	2021	2020
	Purchases		Percentage of Purchases		Accounts Payable,Trade
Vendor A	$110,000	$-	100%	100%	$-	$-
	$110,000	$-	100%	100%	$-	$-

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

13. SUBSEQUENT EVENT

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form S-1 Amendment No.3, dated May 30, 2019, for the period ended June 30, 2021 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form S-1. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

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

3

Results of Operation

For the six months ended June 30, 2021 and 2020

Revenues

For six months ended June 30, 2021 and 2020, the Company has generated revenue of $122,400 and $0. The revenue generated was the result of corporate development advisory service rendered by the Company.

Cost of Revenue and Gross Margin

For the six months ended June 30, 2021 and 2020, cost incurred arise in providing corporate development advisory services are $110,000 and $0, and the company generates a gross profits of $12,400 and $0 the for the six months ended June 30, 2021 and 2020.

Selling and marketing expenses

For the six months ended June 30, 2021 and 2020, we had selling and distribution expenses in the amount of $285 and $11,532, which was primarily comprised of marketing expenses and expenses incurred for selling of services.

General and administrative expenses

For the six months ended June 30, 2021 and 2020, we had general and administrative expenses in the amount of $79,332 and $61,207 which was primarily comprised of company renewal fee, employee salary, and employee reimbursement.

Net Loss

For the six months ended June 30, 2021 and 2020, the Company has incurred a net loss of $66,176 and $71,292. The loss is mainly derived from the general and administrative expenses.

4

Liquidity and Capital Resources

As of June 30, 2021, we had cash and cash equivalents of $215,348. We had positive operating cash flows due to minimal operating activity, we expect increased levels of operating activities going forward will result in more significant cash outflows.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations.

Cash Used In Operating Activities

For the six months ended June 30, 2021 and 2020, net cash used in operating activities was $63,601 and $372,419 respectively, which were the result of our net loss attributable to selling and marketing costs, and general and administration expenses.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2021.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Our management, with the participation of our Chief Executive Officer and Chief Investment Officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Investment Officer have concluded that the disclosure controls and procedures were effective as of June 30, 2021 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Investment Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SEATech Ventures Corp
(Name of Registrant)

Date: August 13, 2021
	By:	/s/ CHIN CHEE SEONG
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer

Date: August 13, 2021	By:	/s/ SEAH KOK WAH
	Title:	Chief Investment Officer, Director

9