Form 10-K/A
period 2020-12-31
SEATech Ventures Corp.
filed 2021-08-27
CIK 1763660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

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

Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of SEATech Ventures Corp., (the “Company”) for the fiscal year ended December 31, 2020 as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2021 (the “2020 Annual Report”), is being filed to replace the Report of Independent Registered Public Accounting Firm included in the Form 10-K with an additional paragraph in the Report.

Except as described in this Explanatory Note, this Amendment does not modify, amend, or update any of the financial information or any other information set forth in the Form 10-K

SEATech Ventures Corp

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

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of SEATech Ventures Corp. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

(b) Exhibits

The following exhibits are filed or “furnished” herewith:

3.1	Articles of Incorporation**

3.2	Bylaws**

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal investment officer*

32.1	Section 1350 Certification of principal executive officer*

32.2	Section 1350 Certification of principal investment officer*

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** As filed in the Registrant’s Registration Statement on Form S-1 Amendment No.8 (File No. 333-228847) on April 30, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATECH VENTURES CORP.
(Name of Registrant)

Date: August 27, 2021	By:	/s/ CHIN CHEE SEONG
	Title:	Chief Executive Officer,
President, Director, Secretary and Treasurer

Date: August 27, 2021	By:	/s/ SEAH KOK WAH
	Title:	Chief Investment Officer, Director

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical matters.

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

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. INVESTMENT IN OTHER COMPANIES

	As of	As of
	December 31, 2020 (Audited)	December 31, 2019 (Audited)
AsiaFIN Holding Corp[1]	1,015	1,015
Total investment in other companies	$1,015	$1,015

[1]	On December 24, 2019, the company has invested in AsiaFIN Holdings Corp during the private placement stage. AsiaFIN Holdings Corp is a company providing business technology solutions to its clients. SEATech Ventures Corp also provides corporate development, mentoring, and incubation service to AsiaFIN Holdings Corp. The investment in AsiaFIN Holdings Corp is a strategic investment of the company and the company’s efforts on nurturing and providing collaborating and networking opportunities to ICT entrepreneurs across Asia. The investment is also align with the company’s focus on the ICT industry.

5. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of	As of
	December 31, 2020 (Audited)	December 31, 2019 (Audited)
Accrued audit fees	10,880	13,356
Accrued professional fees	10,180	-
Accrued expenses	1,309	-
Share subscriptions receipts in advance	-	291,300

Total payables and accrued liabilities	$22,369	$304,656

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

