Form 10-Q
period 2021-09-30
SEATech Ventures Corp.
filed 2021-11-12
CIK 1763660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2021

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2021
Common Stock, $.0001 par value	92,519,867

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2021, AND DECEMBER 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	September 30, 2021	December 31, 2020
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$183,694	$281,299
Accounts receivable	208,400	170,800
Deposits paid, prepayments and other receivables	1,080	1,237
Amount due from related party	3,093	-
Total Current Assets	$396,267	$453,336

NON-CURRENT ASSETS
Investment in other companies	$5,265	$1,015

TOTAL ASSETS	$401,532	$454,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Amount due to director	$-	$1,631
Accounts payable	163,400	159,800
Accrued expenses and other payable	14,772	22,369

Total Current Liabilities	$178,172	$183,800
TOTAL LIABILITIES	$178,172	$183,800

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	$-	$-
Common Shares, par value $0.0001; 600,000,000 shares authorized, 92,519,867 shares issued and outstanding as of September 30, 2021 and December 31, 2020	9,252	9,252
Additional paid in capital	659,958	659,958
Accumulated other comprehensive profit/(loss)	(122)	(122)
Accumulated deficit	(445,728)	(398,537)
TOTAL STOCKHOLDERS’ EQUITY	$223,360	$270,551

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$401,532	$454,351

See accompanying notes to condensed consolidated financial statements.

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 and 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
	$	$	$	$
REVENUE	235,840	55,381	358,240	55,381

COST OF REVENUE	(177,700)	(50,000)	(287,700)	(50,000)

GROSS PROFIT	58,140	5,381	70,540	5,381

OTHER INCOME	(40)	2,244	1,001	3,691

SELLING AND DISTRIBUTION EXPENSES	(1,593)	(2,488)	(1,878)	(14,020)

GENERAL AND ADMINSTRATIVE EXPENSES	(37,522)	(12,636)	(116,854)	(73,843)

PROFIT /(LOSS) BEFORE INCOME TAX	18,985	(7,499)	(47,191)	(78,791)

INCOME TAX PROVISION	-		-

NET GAIN / (LOSS)	18,986	(7,499)	(47,191)	(78,791)

TOTAL COMPREHENSIVE GAIN / (LOSS)	18,986	(7,499)	(47,191)	(78,791)

NET INCOME/(LOSS) PER SHARE – BASIC AND DILUTED	-	-	-	-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	92,519,867	92,286,038	92,519,867	92,286,038

See accompanying notes to condensed consolidated financial statements.

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 and 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Nine months Ended September 30, 2021 (Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME/(LOSS)	ACCUMULATED DEFICIT	TOTAL EQUITY

Balance as of December 31, 2020	$92,519,867	$9,252	$659,958	$(122)	$(398,537)	$270,551
Net loss for the period	$-	$-	$-	$-	$(47,191)	$(47,191)
Balance as of September 30,2021	$92,519,867	$9,252	$659,958	$(122)	$(445,728)	$223,360

Nine months Ended September 30, 2020 (Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME/(LOSS)	ACCUMULATED DEFICIT	TOTAL EQUITY

Balance as of December 31, 2019	92,176,667	$9,218	$316,792	$(122)	$(291,351)	$34,537
Shares issued in Initial Public Offering completed on May 4, 2020 at $1.00 per share	343,200	34	343,166	-	-	343,200
Net loss for the period	-	-	-	-	(78,791)	(78,791)
Balance as of September 30,2020	92,519,867	9,252	659,958	(122)	(370,142)	298,946

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 and 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended September 30, 2021	Nine months ended September 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,191)	$(78,791)
Changes in operating assets and liabilities:
Accounts receivable	(37,600)	(1,181)
Account due to a related party	(3,093)	-
Accounts payable	3,600	-
Amount due to director	(1,631)	-
Deposit, prepayments, and other receivables	157	-
Other payables and accrued liabilities	(7,597)	(296,088)
Net cash used in operating activities	$(93,355)	$(376,060)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in other companies	(4,250)	-
Net cash used in investing activities	(4,250)	$-

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of share capital at par value, being net cash generated from financing activity	$-	$343,200

Effect of exchange rate changes on cash and cash equivalents	-	-

Net change in cash and cash equivalents	(97,605)	(32,860)

Cash and cash equivalents, beginning of period	281,299	339,810

CASH AND CASH EQUIVALENTS, END OF PERIOD	$183,694	$306,950

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND ORGANIZATION

SEATech Ventures Corp. is organized as a Nevada limited liability company, incorporated on April 2, 2018. For purposes of consolidated financial statement presentation, SEATech Ventures Corp. and its subsidiaries are herein referred to as “the Company” or “we”.

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

On December 21, 2018, SEATech Ventures Corp., the Malaysia Company acquired 100% interest in SEATech Ventures (HK) Limited, a private limited company incorporated in Hong Kong.

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

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements for SEATech Ventures Corp. and its subsidiaries for the nine months ended September 30, 2021 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of SEATech Ventures Corp. and its wholly owned subsidiaries, SEATech Ventures Corp. and SEATech Ventures (HK) Limited. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted December 31 as its fiscal year end.

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

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the 9th months period ended September 30, 2021, the Company incurred a net loss of $47,191. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

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

The reporting currency of the Company is United States Dollars (“US$”). The Company’s subsidiary in Labuan and Hong Kong maintains its books and record in United States Dollars (“US$”) and Ringgit Malaysia (“RM”) respectively. Ringgit Malaysia (“RM”) is functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended September 30, 2021	As of and for the period ended September 30, 2020

Period-end RM : US$1 exchange rate	4.1849	4.1551
Period-average RM : US$1 exchange rate	4.1289	4.2331
Period-end HK$: US$1 exchange rate	7.7851	7.7500
Period-average HK$ : US$1 exchange rate	7.7669	7.7581

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

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

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

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

As of September 30, 2021 SEATech Ventures Corp. has an issued and outstanding common share of 92,519,867.

4. CASH AND CASH EQUIVALENTS

As at September 30, 2021, the Company recorded $183,694 of cash and cash equivalents which primarily consists of cash in bank.

5. AMOUNT DUE FROM RELATED PARTY

	As of	As of
	September 30, 2021 (Unaudited)	December 31, 2020 (Audited)

SEATECH VENTURES SDN BHD[1]	$3,093	$-
Total amount due from related party	$3,093	$-

1	SEATECH VENTURES SDN BHD is owned by Mr. Chin Chee Seong, the Director and Chief Executive Officer of the Company.

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

6. INVESTMENT IN OTHER COMPANIES

	As of	As of
	September 30, 2021 (Unaudited)	December 31, 2020 (Audited)
AsiaFIN Holding Corp[1]	1,015	1,015
Pentaip Technology Inc.[2]	200	-
Angkasa-X Holdings Corp.[3]	1,300	-
JOCOM Holdings Corp.[4]	850	-
CATTHIS Holdings Corp. [5]	1,900	-
Total investment in other companies	$5,265	$1,015

[1]	On December 24, 2019, the company has invested in AsiaFIN Holdings Corp during the private placement stage. AsiaFIN Holdings Corp is a company providing business technology solutions to its clients. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation service to AsiaFIN Holdings Corp. The investment in AsiaFIN Holdings Corp is a strategic investment of the company and the company’s efforts on nurturing and providing collaborating and networking opportunities to ICT entrepreneurs across Asia. The investment is also aligning with the company’s focus on the ICT industry. As of 30 September, 2021, the company acquired 13.80% interest in AsiaFIN Holdings Corp.

[2]	On January 11, 2021, the company has invested in Pentaip Technology Inc. during the private placement stage. Pentaip Technology Inc. is a company providing wealth management services with integration of Artificial Intelligence (AI) by using mathematical algorithms to make investment decisions with no human supervision. SEATech Ventures Corp also provides corporate development, mentoring, and incubation services to Pentaip Technology Inc. The investment in Pentaip Technology Inc. is a strategic investment of the company.

[3]	On February 5, 2021, the company has invested in Angkasa-X Holdings Corp. during the private placement stage. Angkasa-X Holdings Corp is a company focuses on research and development and commercializes on intellectual property design for communication satellites. SEATech Ventures Corp also provides corporate development, mentoring, and incubation services to Angkasa-X Holdings Corp. The investment in Angkasa-X Holdings Corp. is a strategic investment of the company.

[4]	On June 1, 2021, the company has invested in JOCOM Holdings Corp. during the private placement stage. JOCOM Holdings Corp is a company focuses on m-commerce (Mobile commerce) platform specialized in online groceries and shopping. SEATech Ventures Corp also provides corporate development, mentoring, and incubation services to JOCOM Holdings Corp. The investment in JOCOM Holdings Corp. is a strategic investment of the company.

[5]	On August 30, 2021, the company has invested in CATTHIS Holdings Corp. during the private placement stage. CATTHIS Holdings Corp. is a company that providing digital marketing service by using technologies such as mobile application known as “catTHIS App”. CatTHIS App serve as a marketing tool which provides free digital catalog management platform that gives its users the ability to upload and share PDF catalogs anywhere and from any device. SEATech Ventures Corp also provides corporate development, mentoring, and incubation services to JOCOM Holdings Corp. The investment in JOCOM Holdings Corp. is a strategic investment of the company.

7. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following at September 30, 2021 and December 31, 2020:

	As of September 30, 2021 (Unaudited)	As of December 31, 2020 (Audited)
Accrued audit fees	$10,380	$10,880
Accrued professional fees	3,880	10,180
Accrued expenses	512	1,309

Total payables and accrued liabilities	$14,772	$22,369

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

8. AMOUNT DUE TO A DIRECTOR

As of September 30, 2021, a director of the Company advanced $0 respectively to the Company, which is unsecured, interest-free with no fixed repayment term, for working capital purpose. Imputed interest is considered insignificant.

	As of September 30, 2021 (Unaudited)	As of December 31, 2020 (Audited)
Amount due to a director	-	1,631

Total amount due to a director	$-	$1,631

9. INCOME TAXES

For the nine months ended September 30, 2021, the local (United States) and foreign components of income/ (loss) before income taxes were comprised of the following:

	Nine months ended September 30, 2021 (Unaudited)	Nine months ended September 30, 2020 (Unaudited)

Tax jurisdictions from:
Local	$(26,309)	$(35,744)
Foreign, representing
- Labuan	(37,408)	(25,034)
- Hong Kong	$16,527	$(18,013)
Loss before income tax	$(47,191)	$(78,791)

The provision for income taxes consisted of the following:

	For the year ended September 30, 2021	For the year ended December 31, 2020
Current:
- Local	-	-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States Labuan and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of September 30, 2021, the operations in the United States of America incurred $315,764 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $63,153 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future

Labuan

Under the current laws of the Labuan, SEATech Ventures Corp. is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit.

Hong Kong

SEATech Ventures Corp. is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

10. COMMITMENTS AND CONTINGENCIES

As of September 30, 2021, the Company has no commitments or contingencies involved.

11. RELATED PARTY TRANSACTIONS

For the period ended September 30, 2021 the Company has the following transactions with related party:

	For the period ended September 30, 2021 (Unaudited)	For the period ended September 30, 2020 (Unaudited)
Company Secretary Fees :
- Related party A	$7,413	$5,000

Professional Fees:
- Related party A	$5,400	$53,600

Sales
- Related party A	$11,640	$-
- Related party B	122,400	-

Cost of Sales
- Related party A	$287,700	-

Total	434,553	58,600

The related party A, through its wholly owned subsidiaries is a 43.4% shareholder of the Company. Related party B represents company where the Company owns 13.80% interest in the company.

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

13. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2021 up through the date the Company issued the audited consolidated financial statements. During this period, there was no subsequent event that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the Securities and Exchange Commission on August 27, 2021 (the “Form 10-K/A”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K/A. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guaranteed of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form 10-K/A in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

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

3

Results of Operation

For the nine months ended September 30, 2021 and 2020

Revenues

For nine months ended September 30, 2021 and 2020, the Company has generated revenue of $358,240 and $55,381. The revenue generated was the result of corporate development advisory service rendered by the Company.

Cost of Revenue and Gross Margin

For the nine months ended September 30, 2021 and 2020, cost incurred arise in providing corporate development advisory services are $287,700 and $50,000 and the company generates a gross profit of $70,540 and $5,381 the for the nine months ended September 30, 2021 and 2020.

Selling and distribution expenses

For the nine months ended September 30, 2021 and 2020, the selling and distribution expenses are $1,878 and $14,020, which primarily comprised of marketing expenses and expenses incurred for selling of services.

General and administrative expenses

For the nine months ended September 30, 2021 and 2020, the general and administrative expenses are $116,854 and $73,843 which primarily comprised of company renewal fee, employee salary, and employee reimbursement.

Net Loss

For the nine months ended September 30, 2021 and 2020, the Company has incurred a net loss of $47,191 and $78,791. The loss is mainly due to insufficient revenue to cover the expenses.

4

Liquidity and Capital Resources

As of September 30, 2021, cash and cash equivalents are $183,694. the Company has negative operating cash flows due to insufficient revenue to cover the expenses. Going forward, we expect more business activities that would generate more revenue that would increase our cash flow.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations.

Cash Used in Operating Activities

For the nine months ended September 30, 2021 and 2020, net cash used in operating activities was $93,355 and $376,060 respectively, which were the result of our net loss attributable to selling and distribution expenses, and general and administration expenses.

Cash Used in Investing Activities

For the nine months ended September 30, 2021 and 2020, net cash used in investing activities was $4,250 and $0 respectively. The cash used in investing activities are related to investment in other companies.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

There are no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2021.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any new accounting pronouncements that have been issued which might have a material impact on its financial position or results of operations.

5

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2021. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Investment Officer. Based upon that evaluation, our Chief Executive Officer and Chief Investment Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2021, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

6

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigations. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholders are an adverse party or has a material interest adverse to us.

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

SEATech Ventures Corp.
(Name of Registrant)

Date: November 12, 2021
	By:	/s/ CHIN CHEE SEONG
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer

Date: November 12, 2021	By:	/s/ SEAH KOK WAH
	Title:	Chief Investment Officer, Director

9