Form 10-K
period 2021-12-31
SEATech Ventures Corp.
filed 2022-03-29
CIK 1763660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2021

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

Registrant’s phone number, including area code +603 2242 1288

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

Not Applicable

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2021
Common Stock, $.0001 par value	92,519,843

SEATech Ventures Corp

FORM 10-K

For the Fiscal Year Ended December 31, 2021

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

SEATech Ventures Corp., the US Company, operates through its wholly owned subsidiary, SEATech Ventures (HK) Limited, a Hong Kong Company. Primary business activities are and are intended to be continued to be fulfilled primarily by SEATech Ventures (HK) Limited. The Company has incorporated SEATech Bigorange CVC Sdn. Bhd.in Malaysia, with a 60% equity interest on October 04, 2021, as part of its future business development plan.

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

The Company, through its subsidiaries, mainly provides incubation and corporate development services to the clients. Details of the Company’s subsidiaries:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held

1.	SEATech Ventures Corp.	Labuan / March 12, 2018	100 ordinary shares of US$1 each	Investment holding	100%
2.	SEATech Ventures (HK) Limited	Hong Kong / January 30, 2018	1 ordinary share of HKD$1	Business mentoring, nurturing and incubation, and corporate development advisory services	100%
3.	SEATech Bigorange CVC Sdn Bhd	Malaysia / October 04, 2021	20,000 ordinary shares of MYR$1 each	Dormant company	60%

Business Overview

SEATech Ventures Corp. is a company providing business mentoring services, nurturing and incubation services relating to client businesses and corporate development advisory services to entrepreneurs in the broader technology industry, but with a specific focus on the information and communication technology industry. We will primarily focus our efforts on nurturing ICT entrepreneurs in Asia. Our advisory services will center on our “ICT Start-Up Mentorship Program”, which is designed to assist tech-based entrepreneurs in solving ICT industry pain points caused by technical insufficiencies, inappropriate financial modelling and weak strategic positioning within a competitive environment. The program aims to improve the technical exposure of our clients and to improve their sustainability in the ICT industry community through a combination of mentorship programs. Currently, our clients are mainly Malaysia based ICT companies with future prospects in other ASIAN countries.

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

Sources:

13. Source: https://www.s-ge.com/en/publication/industry-report/20182-ict-indonesia

14.Source:https://www.thejakartapost.com/news/2019/12/10/ict-sector-gains-strength-as-indonesia-prioritizes-digital-economy.html

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

Sources:

24. Source: https://oxfordbusinessgroup.com/overview/calling-all-competitors-network-expansion-efforts-accelerate-amid-growing-demand-data-and

25. Source: https://www.eastvantage.com/insights/6-reasons-why-philippine-it-industry-booming-and-why-you-should-take-advantage-today

26. Source: https://subtelforum.com/philippines-ict-sector-investments-reach-all-time-high/

Our Solutions and Services

Mentoring

We believe that tech-based entrepreneurs are the vital agents of positive and transformational change across every aspect of our society and economy. It is our intention to offer mentoring programs to our clients through which we hope to create a sense of community, wherein our members will be able to grow their companies exponentially through leveraging skillsets and potential capital provided by our organization. Through creating a sense of community we have the potential to become one of the IT Corporate Venture Capital (CVC) Companies in the ASIA region. Our mentors, for the time being and in the foreseeable future, will comprise of the Company’s officers, whom have extensive experience in the information and computer technology industry. Additionally, our mentors possess, extensive corporate experience, corporate management skills, professional networking, and industry knowledge which are necessary to guide tech-based entrepreneurs to the path of success.

The exact details of our mentoring program will be adjusted on a case-by-case basis, but will follow a certain basic structure. Our primary focus will be to provide domain knowledge in delivering ICT-enriched learning experiences and best practices through our years of experience in the ICT and tech-based industry. We intend to provide professional industry-based advice, conduct market analysis, track performance metrics and corporate development advisory on ASIA-wide ICT aspects. The Company intends to conduct feasibility report based on the industry average using comparison of common firms performance within the ICT industry.

The feasibility reports cover seven main areas to clearly identify the pain points that entrepreneurs may encounter within the ICT market:

- Direction and Strategy

- Team and Execution

- Culture and Brand

- Creativity and Innovation

- Business Modelling

- Sustainability

- Profitability

Match-Making & Business Opportunities

The strength and ability of ASIA entrepreneurs are evolving and improving; hence our Company’s mission is to assist these entrepreneurs to grow globally. SEATech targets emerging-growth entrepreneurs and assist them to sustain their economic positions in the Asia-Pacific region, as we believe the multilateral business relationship between the countries in these regions has shown a trend of increasing strength which will continue in the future. We intend to identify emerging-growth entrepreneurs, initially, through word of mouth and existing industry contacts of our officers and directors, We may also evaluate the possibility of organizing programs or events in future and to provide a venture pitching platform for tech-based companies seeking venture capital funding. Plans regarding the organizing of events is in the growth stage, and currently we have not taken measures to finalize such plans. Once entrepreneurs are identified, we will create linkages between the ecosystem players within the information and communications technology (ICT) industry and assist in solving critical issue for the continued development of ICT sectors.

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

Corporate Program

Despite the technological advancements, many small and medium-sized enterprises (SMEs) in ASIA are still lowin both technology and skillsets. With our Corporate Programs, we intend to match and enhance performance of ICT entrepreneurs based upon a spectrum of availability, innovation environment, regulatory environment, and digital literacy. It is our intention to create corporate programs through which our community clients may have an opportunity to attend seminars, workshops, promotional events that showcase industry expertise during key cross-countries Southeast Asia events. All such plans remain in development and we have yet to determine a timeline when such programs will become available.

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

We market our advisory services through this corporate website and utilize search engine marketing to improve the visibility of our corporate website. At this point in time, our website was in place and accessible at: https://www.seatech-ventures.com/.

Expansion and Targeted Market

In the next financial year from 2022 onwards, we plan to recruit three to five engagement partners in every country that we operate. The Company anticipates expanding into the ASIA market initially to Thailand, Indonesia, Singapore, Philippines, Vietnam, Myanmar, Cambodia, Taiwan, China and Hong Kong. The qualifications and capabilities are individuals with vast experiences in the ICT industry, able to provide in-depth analysis, corporate management advice and developing business solutions for ICT companies that intend to grow, as well as to carry out performance assessment, strategic planning and implementation of pre-set goals and plans.

In addition, we will hire additional staff in Malaysia within a year of the public listing of the Company. We believe that hiring fifteen to twenty employees, which may include accountants, public relations and ICT business consultants, will be sufficient in order to support our operations. It will also be necessary for us to acquire office space from which we can conduct operations and conduct meetings with potential clients. We also plan to allocate funds to support our ICT Incubator Program. However, such development will require intensive research, development and testing so we cannot accurately determine a concrete timeline at present nor have we determined an appropriate budget for these future activities. We may also evaluate potential acquisitions and venture opportunities in the future which we feel may have some synergy with our current operations when the Company is successfully listed in the US capital market.

Competition

SEATech focuses on providing mentoring and advisory services to ICT companies in ASIA. The venture capital industry in ASEAN or even the ASIAN region has grown substantially over the years, as more start-ups, especially those with ICT focus, will require mentoring and incubation services in order to move to the next level. Henceforth, the venture capital industry is getting more competitive and SEATech intends to improve its visibility and the provision of its advisory services in order to stand out from the competition. The company will seek to improve its competency in ICT so as to create a competitive advantage over our existing and/or potential competitors.

Customers

For the year ended December 31, 2021, the Company has generated $383,240 revenue from customers through the provision of business mentoring, nurturing and incubation services relating to client businesses and corporate development advisory services.

Employees

As of December 31, 2021, the company has a total of 3 full-time employees at our headquarter office in Kuala Lumpur, Malaysia. The 3 full-time employees are administrative staffs of the Company.

Our director cum Chief Executive Officer, Chin Chee Seong, director cum Chief Investment Officer, Seah Kok Wah and Chief Financial Officer, Tan Hock Chye have flexibile working hours, up to 30 hours per week, but are prepared to devote more time if necessary.

Our independent non-executive directors, Cheah Kok Hoong and Louis Ramesh Ruben also have flexibility working hours with no time limits, but are prepared to devote more time if necessary.

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

ITEM 2. PROPERTIES

We have a physical office in Bangsar South with address 11-05 & 11-06, Tower A, Ave 3 Vertical Business Suite, Jalan Kerinchi, Bangsar South, 59200 Kuala Lumpur, Wilayah Persekutuan Kuala Lumpur, Malaysia. Our office space is provided rent free by our Chief Investment Officer Seah Kok Wah until June 2022.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders

As of December 31, 2021, we had 92,519,843 shares of our Common Stock par value, $.0001 issued and outstanding. There were 435 beneficial owners of our Common Stock.

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

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2021.

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

Overview

SEATech Ventures Corp. is a company that operates through its wholly owned subsidiary, SEATech Ventures Corp., a Company registered in Labuan, Malaysia,which in turn owns 100% of SEATech Ventures (HK) Limited, the operating Hong Kong Company which is described below. The purpose of SEATech Ventures Corp. Labuan, Malaysia is to act as a holding company.

The purpose of SEATech Ventures (HK) Limited is to become the current regional hub for business activities and to engage in operational functions. SEATech Ventures (HK) Limited owns 60% of the newly incorporated SEATech Bigorange CVC Sdn Bhd, which is a company in Malaysia, as part of the business development initiative.

At present, we have a physical office in in Bangsar South with address 11-05 & 11-06, Tower A, Ave 3 Vertical Business Suite, Jalan Kerinchi, Bangsar South, 59200 Kuala Lumpur, Wilayah Persekutuan Kuala Lumpur, Malaysia.

SEATech Ventures Corp. group of companies business activities is that of providing business mentoring services, nurturing and incubation services relating to client businesses and corporate development advisory services to entrepreneurs in the broader technology industry, but with a specific focus on the information and communication technology industry. We will, focus our efforts on nurturing ICT entrepreneurs in Asia. Our advisory services will center on our “ICT Start-Up Mentorship Program”, which is designed to assist tech-based entrepreneurs in solving ICT industry pain points caused by technical insufficiencies, inappropriate financial modelling and weak strategic positioning Our advisory services aim to improve the technical exposure of our clients and to improve their sustainability in the ICT industry community through a combination of mentorship programs.

Results of Operations

Revenues for the year ended December 31, 2021 and 2020

The Company generated revenue of $383,240 and $250,600 for the year ended December 31, 2021 and 2020. The revenue represented income from provision of business mentoring, nurturing and incubation services relating to client businesses and corporate development advisory services

Cost of Revenue and Gross Margin

For the year ended December 31, 2021 and 2020, cost incurred in providing corporate development advisory services is $307,700 and $233,400. The Company generates gross profits of $75,540 and $17,200 for the year ended December 31, 2021 and 2020.

Selling and Distribution Expenses

Selling and distribution expenses for the year ended December 31, 2021 and 2020 amounted to $3,079 and $6,049 respectively. These expenses comprised expenses on website and website maintenance, marketing and networking event.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2021 and 2020 amounted to $175,657 and $122,314 respectively. These expenses are comprised of salary, consultancy fees for listing advisory, professional fee, compliance fee, office and operation expenses and depreciation.

Other Income

The Company recorded an amount of $1,546 and $3,977 as other income for the year ended December 31, 2021 and 2020 respectively. This income is derived from the foreign exchange gain.

Net Loss and Net Loss Margin

The net loss for the year was $101,650, for the year ended December 31, 2021 as compared to $107,186 for the year ended December 31, 2020. The decrease in net loss of $5,536 was contributed to the higher gross profit generate from sales. Taking into the loss for the year ended December 31, 2021, the accumulated loss for the Company has increased from $398,537 to $499,923.

Liquidity and Capital Resources

As of December 31, 2021, we had cash and cash equivalents of $192,286. We expect increased levels of operations going forward will result in more significant cash flow and in turn working.

We depend substantially on operating activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations.

Cash Used in Operating Activities

For the year ended December 31, 2021 and 2020, net cash used in operating activities was $85,051 and $401,710. The cash used in operating activities was mainly for payment of sales and marketing and general and administrative expenses.

Cash Used in Financing Activities

For the year ended December 31, 2021, net cash provided by financing activities was $300. For the year ended December 31, 2020, net cash provided by financing activities was $343,200. The financing cash flow performance primarily reflects the borrowing repayment to director and advance borrowing to related party.

Cash Used in Investing Activities

For the financial year ended December 31, 2021 and 2020, the net cash used in investing activities was $4,250 and $0. The investing cash flow performance primarily reflects the investment in other companies in the ICT industry.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Critical Accounting Policies and Estimates

Basis of presentation

The consolidated financial statements for SEATech Ventures Corp. and its subsidiaries for the year ended December 31, 2021 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of SEATech Ventures Corp. and its wholly owned subsidiaries, SEATech Ventures Corp. and SEATech Ventures (HK) Limited. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted December 31 as its fiscal year end.

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

Revenue recognition

Financial Accounting Standards Board, or FASB, issued ASC 606. The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services.

Revenue is measured at the fair value of the consideration received or receivable, net of discounts and taxes applicable to the revenue. The Company derives its revenue from provision of business mentoring, nurturing, incubating and corporate development advisory services to ICT and technology-based companies.

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

Foreign currencies translation

The reporting currency of the Company and its subsidiaries in Labuan and Hong Kong, are United States Dollars (“US$”), while its subsidiary in Malaysia, maintains its books and record in Ringgit Malaysia (“MYR”), being the primary currency of the economic environment in which these entities operate.

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

Foreign currencies translation (cont’d)

Translation of amounts from RM and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended December 31,
	2021	2020

Year-end RM : US$1 exchange rate	4.17	4.02
Year-average RM: US$1 exchange rate	4.14	4.08
Year-end HK$ : US$1 exchange rate	7.80	7.75
Year-average HK$ : US$1 exchange rate	7.77	7.75

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

As of December 31, 2021, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of December 31, 2021.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2021.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Chin Chee Seong	61	Chief Executive Officer, President, Secretary, Treasurer, Director
Seah Kok Wah (1)	54	Chief Investment Officer, Director
Cheah Kok Hoong (1)	55	Independent Non-Executive Director
Louis Ramesh Ruben (1)	44	Independent Non-Executive Director
Tan Hock Chye	62	Chief Financial Officer

(1)	Member of the Audit Committee.

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

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

Mr. Chin Chee Seong served as a technical engineer/technical manager of Seniko Sdn. Bhd. from 1985 to 1996. Seniko Sdn. Bhd. is a third-party maintenance company which provides maintenance services relating to technology, computer systems, hardware and software. From 1996 to 2000 he was the General Manager of Telekom Equipment Malaysia, a subsidiary of Telekom Malaysia Bhd. From 2000 to 2006 Mr. Chin served as Chief Executive Officer of JOC Technology, a full-service application service provider. The Company’s services include virtual domain hosting, virtual domain e-mail services, and on-line e-commerce services.

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

Seah Kok Wah – Chief Investment Officer, Director

Mr. Seah Kok Wah is the current Deputy Chairman of the National ICT Association of Malaysia (PIKOM) and Vice President of the Malaysia Cross Border E-Commerce Association (MCBEA). He is also a board member of The World Information Technology and Services Alliance (WITSA), a leading consortium of ICT industry association members from over 80 global economies. He graduated with a Master’s Degree in Computer Science from California State University, United States of America, in 1996.

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

Mr. Seah Kok Wah co-founded several companies including Bimbit.com Sdn. Bhd. in 2005, Afor Pte Ltd Singapore in 2002 which floated on the Singapore Stock Exchange in 2008 and subsequently rebranded as “EpiCentre Holdings Ltd”. Mr. Seah Kok Wah was also one of the co-founders of Galasys PLC in 2010 that was floated on the London Stock Exchange in 2014. Galasys PLC provides information technology solutions and management services for the amusement industry as abovementioned. He served as its Chief Executive Officer and Executive Director from 2014 to 2017. Additionally, he has served as Chairman of SCCW Holdings Sdn. Bhd. in 2018 until now.

Mr. Seah Kok Wah’s corporate management and strategy experience in the information and computer technology industry has led the Board of Directors to reach the conclusion that he should serve as the Chief Investment Officer and Director of the Company.

Mr. Cheah Kok Hoong – Independent Non-Executive Director

Mr. Cheah, aged 55, is a former Group Chief Executive Director of Hitachi Sunway Information System, better known as Hitachi Sunway, that thrived in providing ICT and digital solutions and services in ASEAN. Mr. Cheah’s career span over 30 years and have garnered experience across various industries including business development, mergers and acquisition, business strategy development, regional expansion, and process engineering across various verticals such as information technology, venture capital, conglomerates, manufacturing, and the service industry. Additionally, he holds various professional positions which includes the IT advisor to the Sunway Group, Director of Powerware Systems, and General Partner of Sun SEA Capital. Mr. Cheah is also the Honorary Chairman of the Malaysia Cross Border E-Commerce Association (MCBEA) since 2019, as well as a Member of the Associated Chinese Chambers of Commerce and Industry of Malaysia (ACCCIM) under the Finance and Capital Market Consultative Committee since 2018. He is currently the Executive Chairman of SteerQuest Sdn Bhd, Managing Director of SQ Digital Vision Group Sdn. Bhd. and the Chief Executive Officer of Cognitive Digital Sdn Bhd. In addition, he is also an Advisor for the Aerospace Engineering Edutech, Angkasa-X Holding.

Mr. Cheah also serves as an Industrial Advisory Board (IAB) member on both SoftwareONE and Sunway University, where he is dedicated to his role as the Sunway University Business School’s Adjunct Practice Professor. Furthermore, he is also an IAB member on various boards within Sunway University itself, including the Department of Computing and Information Systems, the School of Science and Technology, specifically the Research Centre for Nano-Materials and Energy Technology. In addition, Mr. Cheah is also an External Industry Committee Member for Master of Business Analytics in the Department of Business Analytics.

Mr. Cheah is also an instrumental force that has been driving the growth of the Malaysian ICT industry as he is had also previously served as the Chairman of PIKOM (The National Tech Association of Malaysia) between 2013 to 2015 as well as the Chairman of Human Capital Development, a Chapter within PIKOM. As of today, he is a renowned advisor to PIKOM’s various sectors and initiatives, namely Cybersecurity, Venture Investment, and the World Congress on Information Technology (WCIT). On top of that, he also serves as the Chairman of OM (formerly known as Outsourcing Malaysia) in PIKOM.

Mr. Cheah’s past achievements include his induction into the PLC Hall of Fame for his leadership and stewardship in promoting the PLC Leadership programme as part of the National ICT Certification & Standardization Grid (NICS Competence Grid), and the conferment of PIKOM’s CIO Excellence Award for his outstanding leadership in the ICT adoption in Sunway Group.

Mr. Cheah holds a Bachelor of Science in Computer Science & Physics from Campbell University, USA and Tunku Abdul Rahman University College, Malaysia, since 1990.

Mr. Louis Ramesh Ruben – Independent Non-Executive Director

Mr. Louis, age 44, is a Chartered Accountant of the Malaysian Institute of Accountants (MIA), a fellow member of Association of Chartered Certified Accountants (FCCA), a chartered member of the Institute of Internal Auditors, as well as a Certified Financial Planner. Mr. Louis has over 20 years of experience in accounting, auditing and risk management ranging from large public listed companies to multinational corporations, government agencies as well as SME’s in a spectrum of industries including plantation, property development, manufacturing, trading, IT, shipping, retailing, etc. He started his career at Arthur Andersen, and subsequently moved to BDO. He also has experience in corporate finance with Southern Investment Bank Berhad. Mr. Louis has hands-on experience on other corporate exercises such as due diligence, IPO’s, issuance of bonds, corporate & debt restructuring and investigative audit. His training and advisory experience includes topics on Internal & Statutory Auditing, Public Sector/Government Audits, Value-for-Money Audits, ISQC 1, Risk Management & Internal Controls, Review and Assurance Engagements such as Financial Due Diligence, Forecasts & Projections, Forensic & Fraud Accounting/Auditing, as well as practical application of International Financial Reporting Standards (“IFRS”), Reporting Standards for SMEs (MPERS/PERS) and public sector accounting (MPSAS). He has facilitated training and provided advisory for public accountants across Asia Pacific, multinationals and public sector institutions. Mr. Louis is a certified trainer by the Human Resource Development Fund (HRDF), Ministry of Human Resources Malaysia.

Mr. Louis graduated from National University of Malaysia with a bachelor’s degree in Accounting. He earned an MBA from the University of Strathclyde, United Kingdom, graduated with a distinction in 2012. He is currently pursuing his Doctor of Philosophy in University of Malaya.

Mr. Tan Hock Chye – Chief Financial Officer

Mr. Tan, age 62, is the National Deputy Treasurer of the SME Association of Malaysia as well as the National Treasurer and Council Member of Malaysia Cross Border E-Commerce Association.

Mr. Tan is a Chartered Global Management Accountant of the Association of International Certified Professional Accountants, and a Fellow Member of the Chartered Institute of Management Accountants, United Kingdom, as well as a Chartered Accountant with the Malaysian Institute of Accountants. In 1997, Mr. Tan obtained his Master’s Degree in Business Administration (MBA) from Oklahoma City University, United States of America and he attended Harvard Premier Management Program organized by the Harvard Business School Alumni Club of Malaysia in 2013.

Mr. Tan has more than 35 years of extensive working experience in both private and public companies in Papua New Guinea, Singapore and Malaysia. The public companies that he has worked for includes Dataprep Holdings Berhad (Bursa Malaysia) as Chief Financial Officer, Chief Operating Officer and Group Managing Director from 2003 to 2018, United Engineers (M) Berhad (Bursa Malaysia) as Head, Finance and Accounting of Trading Division from 1991 to 1994, Malaysian subsidiary of PZ Cussons plc (London Stock Exchange) as Accounting Manager/Local Agent from 1989 to 1991 and the Malaysian associated company of Chuan Hup Holdings Ltd (Singapore Stock Exchange) as Company Accountant/Secretary from 1986 to 1989. Private Companies that Mr. Tan has worked for includes Wardah Communication Sdn. Bhd. as Chief Business Officer from 2018 to 2019, Ken-Air Holdings Sdn. Bhd. as Financial Controller and Chief Executive Officer from 1994 to 2003 and Word Publishing Co. Pty. Ltd. as Management Accountant and Chief Accountant from 1982 to 1985.

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

Independence of Directors

The Company has two independent non-executive directors as members of our Board of Directors, the Company does not anticipate having additional independent Directors until such time as we are required to do so.

Board Committees

Our board of directors has established an Audit Committee and adopted written charters for the committee. Copy of the charter is available on our website and our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

Our Audit Committee is currently comprised of our director Mr. Seah Kok Wah and our two independent non-executive directors: Mr. Louis Ramesh Ruben and Mr. Cheah Kok Hoong. Mr. Louis is Chair of the Audit Committee and he qualifies as the Audit Committee financial expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

According to its charter, the Audit Committee consists of at least three Board members and such members shall constitute at least a majority of the Company’s independent non-executive directors. The Company’s website contains a copy of the Audit Committee Charter. The Audit Committee Charter describes the primary functions of the Audit Committee, including the following:

●	Oversee the Company’s accounting and financial reporting processes;

●	Oversee audits of the Company’s financial statements;

●	Discuss policies with respect to risk assessment and risk management, and discuss the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures;

●	Review and discuss with management the Company’s audited financial statements and review with management and the Company’s independent registered public accounting firm the Company’s financial statements prior to the filing with the SEC of any report containing such financial statements.

●	Recommend to the board that the Company’s audited financial statements be included in its annual report on Form 10-K for the last fiscal year;

●	Meet separately, periodically, with management, with the Company’s internal auditors (or other personnel responsible for the internal audit function) and with the Company’s independent registered public accounting firm;

●	Be directly responsible for the appointment, compensation, retention and oversight of the work of any independent registered public accounting firm engaged to prepare or issue an audit report for the Company;

●	Take, or recommend that the board take, appropriate action to oversee and ensure the independence of the Company’s independent registered public accounting firm; and

●	Review major changes to the Company’s auditing and accounting principles and practices as suggested by the Company’s independent registered public accounting firm, internal auditors or management.

Code of Ethics

Our board of directors has adopted a code of ethics that applies to all our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The code addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. The code of ethics is available on the Company’s website at https://www.seatech-ventures.com/.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our principal executive officer, principal investment officer and principal financial officer who served at the end of the year December 31, 2021, for services rendered in all capacities to us.

Summary Compensation Table:

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chin Chee Seong,	For the year ended December 31, 2021	10,880	-	-	-	-	-	-	10,880
Chief Executive Officer, President, Secretary, Treasurer, Director	For the year ended December 31, 2020	-	-	-	-	-	-	-	-

Seah Kok Wah, Chief Investment	For the year ended December 31, 2021	10,880	-	-	-	-	-	-	10,880
Officer, Director	For the year ended December 31, 2020	-	-	-	-	-	-	-	-

Tan Hock Chye	For the year ended December 31, 2021	7,217	-	-	-	-	-	-	7,217
Chief Financial Officer	For the year ended December 31, 2020	-	-	-	-	-	-	-	-

Narrative Disclosure to Summary Compensation Table

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

Our Chief Executive Officer, Chin Chee Seong, and our Chief Investment Officer, Seah Kok Wah, signed employment agreement on April 01, 2021 while our Chief Financial Officer, Tan Hock Chye, signed employment agreement on July 01, 2021.

Compensation Discussion and Analysis

Director Compensation

During our fiscal year ended December 31, 2021, we provided monthly compensation to our independent non-executive directors, including Mr. Louis Ramesh Ruben for $500 and Mr. Cheah Kok Hoong for $500. All the independent non-executive directors are also the members of audit committee.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2021, the Company has 92,519,843 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of December 31, 2021 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Chin Chee Seong, Chief Executive Officer, President, Secretary, Treasurer and Director	20,100,000	21.73%	21.73%

Seah Kok Wah, Chief Investment Officer, Director	20,005,100	21.62%	21.62%

Cheah Kok Hoong Independent Non-Executive Director	-	-%	-%

Louis Ramesh Ruben Independent Non-Executive Director	400	0.00043%	0.00043%

Tan Hock Chye Chief Financial Officer	1,000,000	1.08%	1.08%
All of executive officers and director as a group	41,105,500	44.43%	44.43%

5% or greater shareholders (excluding officers/directors)
Greenpro Asia Strategic SPC[1]	29,200,000	31.56%	31.56%
STVC Talent Sdn Bhd[2]	8,960,000	9.68%	9.68%

1 Greenpro Asia Strategic SPC- Greenpro Asia Strategic Fund SP is owned and controlled by GC Investment Management Limited.

2 Mr. Wang Sze Yao @ Wang Ming Way is the sole officer, director and controlling shareholder of STVC Talent Sdn. Bhd.

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

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report (92,519,843 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.
(2)	Based on the total issued and outstanding shares of 92,519,843 as of the date of this Annual Report.

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

During the period December 31, 2018 the Company paid $60,000 to Greenpro Financial Consulting Limited for professional services.

For the year ended December 31, 2019, the Company paid $158,720 Greenpro Financial Consulting Limited for professional services and cost of providing corporate development advisory services to ICT and technology-based companies.

For the year ended December 31, 2021, the Company paid $307,700 Greenpro Financial Consulting Limited for professional services and cost of providing corporate development advisory services to ICT and technology-based companies.

RELATED PARTY TRANSACTIONS

For the year ended December 31, 2021 and 2020 the Company has following transactions with related parties:

	For the year ended December 31, 2021 (Audited)	For the year ended December 31, 2020 (Audited)
Company Secretary Fees:
- Related party A	$8,138	$5,500

Professional Fees:
- Related party A	$9,280	$13,510

Sales
- Related party A	$11,640	$-
- Related party B	147,400	219,000
- Related party C	104,200	-
- Related party D	104,200	-

Cost of Sales
- Related party A	$307,700	$233,400

Total	$692,558	$252,410

The related party A, through its wholly owned subsidiaries is a 34.06% shareholder of the Company.

Related party B represents company where the Company owns 13.80% interest in the company.

Related party C represents company where the Company owns 14.66% interest in the company.

Related party D represents company where the Company owns 15.55% interest in the company.

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

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Audit fees	$10,000	$15,510
Audit related fees	7,500	6,991
Tax fees	2,500	-
All other fees	-	-
Total	$20,000	$22,501

The category of “Audit fees” includes fees for our annual audit, and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes quarterly reviews, employee benefit plan audits, internal control reviews and accounting consultation.

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

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of SEATech Ventures Corp. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

(b) Exhibits

The following exhibits are filed or “furnished” herewith:

3.1	Articles of Incorporation**

3.2	Bylaws**

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal investment officer*

32.1	Section 1350 Certification of principal executive officer*

32.2	Section 1350 Certification of principal investment officer*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

* Filed herewith.

** As filed in the Registrant’s Registration Statement on Form S-1 Amendment No.8 (File No. 333-228847) on April 30, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATECH VENTURES CORP.
(Name of Registrant)

Date: March 29, 2022	By:	/s/ CHIN CHEE SEONG
	Title:	Chief Executive Officer,
President, Director, Secretary and Treasurer

Date: March 29, 2022	By:	/s/ SEAH KOK WAH
	Title:	Chief Investment Officer, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

SEATech Ventures Corp.

11-05 & 11-06, Tower A, Avenue 3 Vertical Business Suite,

Jalan Kerinchi, Bangsar South, 59200 Kuala Lumpur, Malaysia.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SEATech Ventures Corp. (the ‘Company’) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the each of two years in the year ended of December 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of two years in the year ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had incurred a net loss during the year, had an accumulated deficit and negative operating cash flows as of December 31, 2021. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical matters.

/s/ JP CENTURION & PARTNERS PLT
JP CENTURION & PARTNERS PLT
We have served as the Company’s auditor since 2020. JP Centurion & Partners PLT (PCAOB: 6723)
Kuala Lumpur, Malaysia Date: March 29, 2022

SEATECH VENTURES CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	As of December 31,
	2021 (Audited)	2020 (Audited)
ASSETS
CURRENT ASSETS
Deposits paid, prepayments and other receivables	$1,650	$1,237
Account receivables	-	170,800
Amount due from a related party	3,093	-
Amount due from corporate shareholder of a subsidiary	1,920	-
Cash and cash equivalents	192,286	281,299
Total current assets	198,949	453,336

NON-CURRENT ASSETS
Investment in other companies	$5,265	$1,015
Total non-current assets	5,265	1,015

TOTAL ASSETS	$204,214	$454,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Account payable	$-	$159,800
Other payables and accrued liabilities	33,394	22,369
Amounts due to a director	-	1,631
Total current liabilities	33,394	183,800

TOTAL LIABILITIES	$33,394	$183,800

STOCKHOLDERS’ EQUITY
Preferred shares, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	$-	$-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 92,519,843 and 92,519,867 shares issued and outstanding as of December 31, 2021 and 2020 respectively	9,252	9,252
Additional paid-in capital	659,958	659,958
Accumulated other comprehensive loss	(125)	(122)
Accumulated deficit	$(499,923)	$(398,537)

TOTAL SEATECH VENTURES CORP. STOCKHOLDERS’ EQUITY	$169,162	$270,551
NON-CONTROLLING INTEREST	1,658	-
TOTAL STOCKHOLDERS’ EQUITY	$170,820	$270,551

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$204,214	$454,351

See accompanying notes to consolidated financial statements.

SEATECH VENTURES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	For the year ended December 31, 2021 (Audited)	For the year ended December 31, 2020 (Audited)
REVENUE	$383,240	$250,600

COST OF REVENUE	(307,700)	(233,400)

GROSS PROFIT	$75,540	$17,200

OTHER INCOME	1,546	3,977

SELLING AND DISTRIBUTION EXPENSES	(3,079)	(6,049)

GENERAL AND ADMINISTRATIVE EXPENSES	(175,657)	(122,314)

LOSS BEFORE INCOME TAX	$(101,650)	$(107,186)

INCOME TAXES PROVISION	-	-

NET LOSS	(101,650)	(107,186)

OTHER COMPREHENSIVE LOSS
Foreign exchange translation loss	(12)	-
COMPREHENSIVE LOSS	$(101,662)	$(107,186)

NET LOSS ATTRIBUTABLE TO:
Shareholders	(101,386)	(107,186)
Non-controlling interests	(264)	-
NET LOSS FOR THE YEAR	(101,650)	(107,186)

OTHER COMPREHENSIVE LOSS ATTRIBUTABLE TO:
Shareholders	(3)	-
Non-controlling interests	(9)	-
OTHER COMPREHENSIVE LOSS FOR THE YEAR	(12)	-
Net loss per share- Basic and diluted	(0.0011)	(0.0012)

Weighted average number of common shares outstanding - Basic and diluted	92,519,843	92,403,592

See accompanying notes to consolidated financial statements.

SEATECH VENTURES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER		NON-
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	CONTROLLING INTEREST	TOTAL EQUITY
Balance as of January 01, 2020	92,176,667	$9,218	$316,792	$(122)	$(291,351)	$-	$34,537
Share issued in initial public offering completed on May 04, 2020 at $1.00 per share	343,200	34	343,166	-	-	-	343,200
Net loss	-	-	-	-	(107,186)	-	(107,186)
Balance as of December 31, 2020	92,519,867	$9,252	$659,958	$(122)	$(398,537)	$-	$270,551
Shares spinoff adjustment resulted from a stock distribution by a corporate shareholder	(24)	-	-	-	-	-	-
Acquisition of a subsidiary				-	-	1,931	1,931
Foreign exchange translation loss	-	-	-	(3)	-	(9)	(12)
Net loss	-	-	-	-	(101,386)	(264)	(101,650)
Balance as of December 31, 2021	92,519,843	$9,252	$659,958	$(125)	$(499,923)	$1,658	$170,820

See accompanying notes to consolidated financial statements

SEATECH VENTURES CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Audited)

	For the year ended December 31, 2021 (Audited)	For the year ended December 31, 2020 (Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(101,650)	$(107,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	170,800	(170,800)
Accounts payable	(159,800)	159,800
Amount due from corporate shareholder of a subsidiary	(1,920)	-
Amount due from a related company	(3,093)	-
Deposit	(413)	(1,237)
Other payables and accrued liabilities	11,025	(282,287)
Net cash used in operating activities	(85,051)	(401,710)

CASH FLOW FROM INVESTING ACTIVITIES:
Investment in other companies	(4,250)	-
Net cash used in investing activities	(4,250)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscription shares of non-controlling interest	1,931	-
Share subscriptions receipts	-	343,200
Advances from director	(1,631)
Net cash provided by financing activities	300	343,200

Effect of exchange rate changes on cash and cash equivalents	(12)	-

Net change in cash and cash equivalents	(89,013)	(58,510)
Cash and cash equivalents, beginning of year	281,299	339,809

CASH AND CASH EQUIVALENTS, END OF YEAR	$192,286	$281,299
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to consolidated financial statements.

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

On October 04, 2021, SEATech Ventures (HK) Limited subscribed 60% of the equity interests in SEATech Bigorange CVC Sdn Bhd, a private limited company incorporated in Malaysia.

Details of the Company’s subsidiaries:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held

1.	SEATech Ventures Corp.	Labuan / March 12, 2018	100 ordinary shares of US$1 each	Investment holding	100%
2.	SEATech Ventures (HK) Limited	Hong Kong / January 30, 2018	1 ordinary share of HKD$1	Business mentoring, nurturing and incubation, and corporate development advisory services	100%
3.	SEATech Bigorange CVC Sdn Bhd	Malaysia / October 04, 2021	20,000 ordinary shares of MYR$1 each	Dormant company	60%

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

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

Basis of presentation

The consolidated financial statements for SEATech Ventures Corp. and its subsidiaries for the year ended December 31, 2021 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of SEATech Ventures Corp., its wholly owned subsidiaries, SEATech Ventures Corp. and SEATech Ventures (HK) Limited and a partially owned subsidiary, SEATech Bigorange CVC Sdn Bhd. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted December 31 as its fiscal year end.

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

Revenue is measured at the fair value of the consideration received or receivable, net of discounts and taxes applicable to the revenue. The Company derives its revenue from provision of business mentoring, nurturing, incubating and corporate development advisory services to ICT and technology-based companies.

Cost of revenue

Cost of revenue includes the cost of services and product in providing business mentoring, nurturing, incubating and corporate development advisory services

Investments

Investments in equity securities

The Company accounts for its investments that represent less than 20% ownership, and for which the Company does not have the ability to exercise significant influence, using ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The Company measure investments in equity securities without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. Gains and losses on these securities are recognized in other income and expenses. At December 31, 2021, the Company had five investments in equity securities with carrying value of $5,265. At December 31, 2020, the Company had one investment in equity securities with carrying value of $1,015 (see Note 6).

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended December 31, 2021, the Company incurred a net loss of $101,650, suffered an accumulated deficit of $499,923 and negative operating cash flow of $85,051. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Foreign currencies translation

The reporting currency of the Company and its subsidiaries in Labuan and Hong Kong, are United States Dollars (“US$”), while its subsidiary in Malaysia, maintains its books and record in Ringgit Malaysia (“MYR”), being the primary currency of the economic environment in which these entities operate.

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

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended December 31,
	2021	2020

Year-end RM : US$1 exchange rate	4.17	4.02
Year-average RM : US$1 exchange rate	4.14	4.08
Year-end HK$: US$1 exchange rate	7.80	7.75
Year-average HK$ : US$1 exchange rate	7.77	7.75

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

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

As of December 31, 2021, SEATech Ventures Corp. has an issued and outstanding common share of 92,519,843.

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. AMOUNT DUE FROM A RELATED PARTY

The amount due is unsecured, interest free and has no fixed terms of repayment.

5. AMOUNT DUE FROM CORPORATE SHAREHOLDER OF A SUBSIDIARY

The amount due is unsecured, interest free and has no fixed terms of repayment.

6. INVESTMENT IN OTHER COMPANIES

	As of	As of
	December 31, 2021 (Audited)	December 31, 2020 (Audited)
AsiaFIN Holdings Corp[1]	1,015	1,015
Pentaip Technology Inc.[2]	200	-
Angkasa-X Holdings Corp.[3]	1,300	-
JOCOM Holdings Corp.[4]	850	-
CATTHIS Holdings Corp. [5]	1,900	-

Total investment in other companies	$5,265	$1,015

1	On December 24, 2019, the Company has invested in AsiaFIN Holdings Corp. during the private placement stage. AsiaFIN Holdings Corp. is a company providing business technology solutions to its clients. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation service to AsiaFIN Holdings Corp. The investment in AsiaFIN Holdings Corp. is a strategic investment of the Company and the Company’s efforts on nurturing and providing collaborating and networking opportunities to ICT entrepreneurs across Asia. The investment is also aligning with the Company’s focus on the ICT industry. As of December 31, 2021, the Company acquired 13.64% interest in AsiaFIN Holdings Corp.

2	On January 11, 2021, the Company has invested in Pentaip Technology Inc. during the private placement stage. Pentaip Technology Inc. is a company providing wealth management services with integration of Artificial Intelligence (AI) by using mathematical algorithms to make investment decisions with no human supervision. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation services to Pentaip Technology Inc. The investment in Pentaip Technology Inc. is a strategic investment of the Company. Subsequently on January 7, 2022, the Company withdrew its investment in Pentaip Technology Inc. and the fund invested was being refunded to the Company.

3	On February 5, 2021, the Company has invested in Angkasa-X Holdings Corp. during the private placement stage. Angkasa-X Holdings Corp. is a company focuses on research and development and commercializes on intellectual property design for communication satellites. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation services to Angkasa-X Holdings Corp. The investment in Angkasa-X Holdings Corp. is a strategic investment of the Company. As of December 31, 2021, the Company acquired 5.68 % interest in Angkasa-X Holdings Corp.

4	On June 1, 2021, the Company has invested in JOCOM Holdings Corp. during the private placement stage. JOCOM Holdings Corp. is a company focuses on m-commerce (Mobile commerce) platform specialized in online groceries and shopping. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation services to JOCOM Holdings Corp. The investment in JOCOM Holdings Corp. is a strategic investment of the Company. As of December 31, 2021, the Company acquired 14.66 % interest in JOCOM Holdings Corp.

5	On August 30, 2021, the Company has invested in CATTHIS Holdings Corp. during the private placement stage. CATTHIS Holdings Corp. is a company that providing digital marketing service by using technologies such as mobile application known as “catTHIS App”. CatTHIS App serve as a marketing tool which provides free digital catalog management platform that gives its users the ability to upload and share PDF catalogs anywhere and from any device. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation services to CATTHIS Holdings Corp. The investment in CATTHIS Holdings Corp. is a strategic investment of the company. As of December 31, 2021, the Company acquired 15.55 % interest in CATTHIS Holdings Corp.

7. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of	As of
	December 31, 2021 (Audited)	December 31, 2020 (Audited)
Accrued audit fees	$26,486	$10,880
Accrued professional fees	5,664	10,180
Accrued expenses	1,244	1,309

Total payables and accrued liabilities	$33,394	$22,369

8. AMOUNT DUE TO A DIRECTOR

As of December 31, 2021, the Company has fully repaid the amount owing to a director of the Company.

	As of December 31, 2021 (Audited)	As of December 31, 2020 (Audited)
Amount due to a director	$-	$1,631

Total amount due to a director	$-	$1,631

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

9. INCOME TAXES

For the year ended December 31, 2021 and year ended December 31, 2020, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the year ended December 31, 2021	For the year ended December 31, 2020

Tax jurisdictions from:
- Local	$(45,151)	$(49,344)
- Foreign, representing
Labuan	(50,456)	(35,293)
Hong Kong	(5,379)	(22,549)
Malaysia	(664)	-
Loss before income tax	$(101,650)	$(107,186)

The provision for income taxes consisted of the following:

	For the year ended December 31, 2021	For the year ended December 31, 2020

Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Malaysia and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of December 31, 2021, the operations in the United States of America incurred $289,455 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $231,564 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Labuan

Under the current laws of the Labuan, SEATech Ventures Corp. is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of its assessable profit.

Hong Kong

SEATech Ventures Corp. is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

Malaysia

SEATech Bigorange CVC Sdn. Bhd. is subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range from 17% to 24% on its assessable income.

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

10. COMMITMENTS AND CONTINGENCIES

As of December 31, 2021 and 2020, the Company has no commitments or contingencies involved.

11. RELATED PARTY TRANSACTIONS

For the years ended December 31, 2021 and 2020 the Company has following transactions with related parties:

	For the year ended December 31, 2021 (Audited)	For the year ended December 31, 2020 (Audited)
Company Secretary Fees:
- Related party A	$8,138	$5,500

Professional Fees:
- Related party A	$9,280	$13,510

Sales
- Related party A	$11,640	$-
- Related party B	147,400	219,000
- Related party C	104,200	-
- Related party D	104,200	-

Cost of Sales
- Related party A	$307,700	$233,400

Total	$692,558	$471,410

The related party A, through its wholly owned subsidiaries is a 34.06% shareholder of the Company.

Related party B represents company where the Company owns 13.80% interest in the Company.

Related party C represents company where the Company owns 14.66% interest in the Company.

Related party D represents company where the Company owns 15.55% interest in the Company.

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

12. CONCENTRATIONS OF RISKS

(a) Major customers

For the year ended December 31, 2021, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at year-end are presented as follows:

	For the year ended December 31
	2021	2020	2021	2020	2021	2020
	Revenues		Percentage of Revenues		Accounts Receivable, Trade
Customer A	$147,400	$219,000	38%	87%	$-	$160,000
Customer B	$104,200	$-	27%	-%	$-	$-
Customer C	$104,200	$-	27%	-%	$-	$-
	$355,800	$219,000	92%	87%	$-	$160,000

(b) Major vendors

For the year ended December 31, 2021, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at year-end are presented as follows:

	For the year ended December 31
	2021	2020	2021	2020	2021	2020
	Purchases		Percentage of Purchases		Account Payable, Trade
Vendor A	$307,700	$228,600	100%	98%	$-	$150,000
	$307,700	$228,600	100%	98%	$-	$150,000

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

13. SEGMENT INFORMATION

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes.

The Company had no inter-segment sales for the years presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography:

	For the year ended December 31, 2021
	United States	Malaysia	Hong Kong	Total

Revenues	$-	$-	$383,240	$383,240
Cost of revenues	-	-	(307,700)	(307,700)
Net income (loss)	(45,151)	(51,120)	(5,379)	(101,650)

Total assets	$10	$100,486	$103,718	$204,214

	For the year ended December 31, 2020
	United States	Malaysia	Hong Kong	Total

Revenues	$-	$-	$250,600	$250,600
Cost of revenues	-	-	(233,400)	(233,400)
Net income (loss)	(49,344)	(35,293)	(22,549)	(107,186)

Total assets	$10	$255,501	$198,840	$454,351

*Revenues and costs are attributed to countries based on the location of customers.

14. SIGNIFICANT EVENT

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for the year ended December 31, 2021.

On October 04, 2021, SEATech Ventures (HK) Limited has invested in a company, SEATech Bigorange CVC Sdn. Bhd. with a total share capital of MYR 20,000 in Malaysia for future business development plan. The Company held 12,000 shares, representing 60% equity interest in SEATech Bigorange CVC Sdn. Bhd. while other party held the remaining 8,000 shares, representing 40% equity interest in SEATech Bigorange CVC Sdn Bhd. As of year ended 31 December 2021, SEATech Bigorange CVC Sdn. Bhd. has not commenced any business operation and the entity level account was consolidated into group’s account.

15. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all subsequent events through the filing date of this Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2021, and events which occurred subsequently but were not recognized in the financial statements. During the year, there was no subsequent event that required recognition or disclosure.

On January 03, 2022, SEATech Ventures (HK) Limited has acquired 1 share, representing 100% equity interest of SEATech Ventures Sdn. Bhd., a Malaysia company from the Chief Executive Officer, President, Secretary, Treasurer, Director, Mr Chin Chee Seong, with consideration of MYR 1. The acquisition of SEATech Ventures Sdn. Bhd. is part of the Company’s future business development efforts. As of January 03, 2022, SEATech Ventures Sdn. Bhd. was a dormant company without any business operation and liability.

On February 22, 2022, SEATech Bigorange CVC Sdn. Bhd. has changed its company name to SEATech CVC Sdn. Bhd..

On February 25, 2022, SEATech Ventures (HK) Limited has acquired 8,000 shares, representing 40% equity interest in SEATech CVC Sdn. Bhd. from the other party with a consideration of MYR 1. After such acquisition, SEATech CVC Sdn. Bhd. became a wholly owned subsidiary of SEATech Ventures (HK) Limited.

