Form 10-Q
period 2022-03-31
SEATech Ventures Corp.
filed 2022-05-16
CIK 1763660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2022

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2022
Common Stock, $.0001 par value	92,519,843

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2022 AND DECEMBER 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	March 31, 2022 (Unaudited)	December 31, 2021 (Audited)
ASSETS
CURRENT ASSETS
Deposits paid, prepayments and other receivables	$186	$1,650
Deferred costs of revenue	27,494	-
Amount due from a related party	-	3,093
Amount due from corporate shareholder of a subsidiary	-	1,920
Cash and cash equivalents	241,246	192,286

Total current assets	268,926	198,949

NON-CURRENT ASSETS
Investment in other companies	$5,065	$5,265

Total non-current assets	5,065	5,265

TOTAL ASSETS	$273,991	$204,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	$29,880	$33,394
Deferred revenue	120,071	-

Total current liabilities	149,951	33,394

TOTAL LIABILITIES	$149,951	$33,394

STOCKHOLDERS’ EQUITY
Preferred shares, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	$-	$-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 92,519,843 shares issued and outstanding as of March 31, 2022 and December 31, 2021 respectively	9,252	9,252
Additional paid-in capital	659,958	659,958
Accumulated other comprehensive loss	(533)	(125)
Accumulated deficit	$(544,637)	$(499,923)

TOTAL SEATECH VENTURES CORP. STOCKHOLDERS’ EQUITY	$124,040	$169,162
NON-CONTROLLING INTEREST	-	1,658
	124,040	170,820

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$273,991	$204,214

See accompanying notes to consolidated financial statements.

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 and 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	For the period ended March 31, 2022 (Unaudited)	For the period ended March 31, 2021 (Unaudited)
REVENUE	$-	$2,400

COST OF REVENUE	-	(2,400)

GROSS PROFIT	-	-

OTHER INCOME	52	25

SELLING AND DISTRIBUTION EXPENSES	-	(206)

GENERAL AND ADMINISTRATIVE EXPENSES	(44,766)	(27,943)

LOSS BEFORE INCOME TAX	(44,714)	$(28,124)

INCOME TAXES PROVISION	-	-

NET LOSS	(44,714)	(28,124)

OTHER COMPREHENSIVE LOSS
Foreign exchange translation loss	(408)	-
COMPREHENSIVE LOSS	$(45,122)	$(28,124)

Net loss per share- Basic and diluted	(0.0005)	(0.0003)

Weighted average number of common shares outstanding - Basic and diluted	92,519,843	92,519,867

See accompanying notes to condensed consolidated financial statements.

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 and 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Three Months Ended March 31, 2022 (Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER		NON-
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	CONTROLLING INTEREST	TOTAL EQUITY
Balance as of December 31, 2021	92,519,843	$9,252	$659,958	$(125)	$(499,923)	$1,658	$170,820
Step acquisition	-	-	-	-	-	(1,658)	(1,658)
Foreign exchange translation loss	-	-	-	(408)	-	-	(408)
Net loss for the period	-	-	-	-	(44,714)	-	(44,714)
Balance as of March 31, 2022	92,519,843	9,252	659,958	(533)	(544,637)	-	124,040

Three Months Ended March 31, 2021 (Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2020	92,519,867	$9,252	$659,958	$(122)	$(398,537)	$270,551
Net loss for the period	-	-	-	-	(28,124)	(28,124)
Balance as of March 31, 2021	92,519,867	9,252	659,958	(122)	(426,661)	242,427

See accompanying notes to condensed consolidated financial statements.

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 and 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31, 2022 (Unaudited)	Three months ended March 31, 2021 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,714)	$(28,124)
Adjustments to reconcile net loss to net cash generated from / (used in) operating activities:
Changes in operating assets and liabilities:
Accounts receivable	-	170,800
Accounts payable	-	(159,800)
Deposits paid, prepayments and other receivables	1,464	337
Deferred costs of revenue	(27,494)	-
Amount due from a related party	3,093	-
Other payables and accrued liabilities	(3,514)	6,808
Deferred revenue	120,071	-
Net cash generated from / (used in) operating activities	$48,906	$(9,979)

CASH FLOWS FROM INVESTING ACTIVITY:
Investment in other companies	-	(1,500)
Refund of investment in other company	200	-
Net cash generated from / (used in) investing activity	$200	$(1,500)

Effect of exchange rate changes on cash and cash equivalents	(146)	-

Net change in cash and cash equivalents	48,960	(11,479)

Cash and cash equivalents, beginning of period	192,286	281,299
CASH AND CASH EQUIVALENTS, END OF PERIOD	$241,246	$269,820

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

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

On October 04, 2021, SEATech Ventures (HK) Limited subscribed 60% of the equity interests in SEATech Bigorange CVC Sdn. Bhd., a private limited company incorporated in Malaysia. The Malaysia Company changed its company name to SEATech CVC Sdn. Bhd. on February 22, 2022. On February 25, 2022, SEATech Ventures (HK) Limited further acquired 40% of the equity interests in SEATech CVC Sdn. Bhd., which in turn owns 100% of the equity interests in the Malaysia company.

On January 03, 2022, SEATech Ventures (HK) Limited acquired 1 share, representing 100% equity interest of SEATech Ventures Sdn. Bhd., a Malaysia company, from the Chief Executive Officer, President, Secretary, Treasurer, Director, Mr. Chin Chee Seong, with consideration of MYR 1.

Details of the Company’s subsidiaries:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held

1.	SEATech Ventures Corp.	Labuan / March 12, 2018	100 ordinary shares of US$1 each	Investment holding	100%
2.	SEATech Ventures (HK) Limited	Hong Kong / January 30, 2018	1 ordinary share of HKD$1 each	Business mentoring, nurturing and incubation, and corporate development advisory services	100%
3.	SEATech CVC Sdn Bhd (F.K.A. SEATech Bigorange CVC Sdn Bhd)	Malaysia / October 04, 2021	20,000 ordinary shares of MYR$1 each	Dormant company	100%
4.	SEATech Ventures Sdn Bhd	Malaysia / May 27, 2021	1 ordinary share of MYR$1 each	Provision of corporate advisory services	100%

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements for SEATech Ventures Corp. and its subsidiaries for the three months ended March 31, 2022 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of SEATech Ventures Corp. and its wholly owned subsidiaries, SEATech Ventures Corp., SEATech Ventures (HK) Limited, SEATech CVC Sdn. Bhd. and SEATech Ventures Sdn. Bhd.. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted December 31 as its fiscal year end.

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

Cost of revenue

Cost of revenue includes the cost of services and product in providing business mentoring, nurturing, incubating and corporate development advisory services.

Investments

Investments in equity securities

The Company accounts for its investments that represent less than 20% ownership, and for which the Company does not have the ability to exercise significant influence, using ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The Company measure investments in equity securities without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. Gains and losses on these securities are recognized in other income and expenses. At March 31, 2022, the Company had four investments in equity securities with carrying value of $5,065 (see Note 5).

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

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

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

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

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended March 31, 2022	As of and for the period ended March 31, 2021

Period-end RM : US$1 exchange rate	4.20	4.14
Period-average RM : US$1 exchange rate	4.19	4.06
Period-end HK$: US$1 exchange rate	7.83	7.77
Period-average HK$ : US$1 exchange rate	7.80	7.75

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

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

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. COMMON STOCK

On April 2, 2018, the founder of the Company, Mr. Chin Chee Seong purchased 100,000 shares of restricted common stock of the Company at a par value of $0.0001 per share. The monies from this transaction, which totaled $10, went to the Company to be used as initial working capital.

On May 14, 2018, the Company issued 20,000,000 shares of restricted common stock to Mr. Chin Chee Seong and Mr. Seah Kok Wah respectively, with a par value of $0.0001 per share, for total additional working capital of $4,000.

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

As of March 31, 2022, SEATech Ventures Corp has an issued and outstanding common share of 92,519,843.

4. DEFERRED COST OF REVENUE

For service contracts where the performance obligation is not completed, deferred costs of revenue are recorded for any costs incurred in advance of the performance obligation.

5. CASH AND CASH EQUIVALENTS

As of March 31, 2022, the Company recorded $241,246 of cash and cash equivalents which primarily consists of cash in bank.

6. INVESTMENT IN OTHER COMPANIES

	As of March 31,2022 (Unaudited)	As of December 31, 2021 (Audited)
AsiaFIN Holdings Corp.[1]	1,015	1,015
Pentaip Technology Inc.[2]	-	200
Angkasa-X Holdings Corp.[3]	1,300	1,300
JOCOM Holdings Corp.[4]	850	850
CATTHIS Holdings Corp. [5]	1,900	1,900

Total investment in other companies	$5,065	$5,265

[1]	On December 24, 2019, the Company has invested in AsiaFIN Holdings Corp. during the private placement stage. AsiaFIN Holdings Corp is a company providing business technology solutions to its clients. SEATech Ventures Corp also provides corporate development, mentoring, and incubation services to AsiaFIN Holdings Corp. The investment in AsiaFIN Holdings Corp. is a strategic investment of the company. As of March 31, 2022, the Company acquired 13.64% interest in AsiaFIN Holdings Corp.

[2]	On January 11, 2021, the Company has invested in Pentaip Technology Inc. during the private placement stage. Pentaip Technology Inc. is a company providing wealth management services with integration of Artificial Intelligence (AI) by using mathematical algorithms to make investment decisions with no human supervision. SEATech Ventures Corp also provides corporate development, mentoring, and incubation services to Pentaip Technology Inc. The investment in Pentaip Technology Inc. is a strategic investment of the company. On January 7, 2022, the Company withdrew its investment in Pentaip Technology Inc. and the fund invested was being refunded to the Company.

[3]	On February 5, 2021, the Company has invested in Angkasa-X Holdings Corp. during the private placement stage. Angkasa-X Holdings Corp is a company focuses on research and development and commercializes on intellectual property design for communication satellites. SEATech Ventures Corp also provides corporate development, mentoring, and incubation services to Angkasa-X Holdings Corp. The investment in Angkasa-X Holdings Corp. is a strategic investment of the company. As of March 31, 2022, the Company acquired 5.68 % interest in Angkasa-X Holdings Corp.

[4]	On June 1, 2021, the Company has invested in JOCOM Holdings Corp. during the private placement stage. JOCOM Holdings Corp. is a company focuses on m-commerce (Mobile commerce) platform specialized in online groceries and shopping. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation services to JOCOM Holdings Corp. The investment in JOCOM Holdings Corp. is a strategic investment of the Company. As of March 31, 2022, the Company acquired 14.66 % interest in JOCOM Holdings Corp.

[5]	On August 30, 2021, the Company has invested in CATTHIS Holdings Corp. during the private placement stage. CATTHIS Holdings Corp. is a company that providing digital marketing service by using technologies such as mobile application known as “catTHIS App”. CatTHIS App serve as a marketing tool which provides free digital catalog management platform that gives its users the ability to upload and share PDF catalogs anywhere and from any device. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation services to CATTHIS Holdings Corp. The investment in CATTHIS Holdings Corp. is a strategic investment of the company. As of March 31, 2022, the Company acquired 15.55 % interest in CATTHIS Holdings Corp.

7. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022 (Unaudited)	As of December 31, 2021 (Audited)

Accrued audit fees	14,480	26,486
Accrued expenses	4,690	5,664
Accrued professional fees	10,710	1,244

Total payables and accrued liabilities	$29,880	$33,394

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

8. DEFERRED REVENUE

For service contracts where the performance obligation is not completed, deferred revenue is recorded for any payments received in advance of the performance obligation.

9. INCOME TAXES

For the three months ended March 31, 2022 and 2021, the local (United States) and foreign components of income/ (loss) before income taxes were comprised of the following:

	Three months ended March 31, 2022 (Unaudited)	Three months ended March 31, 2021 (Unaudited)

Tax jurisdictions from:
Local	$(15,170)	$(7,599)
Foreign, representing
- Labuan	(15,553)	(14,768)
- Hong Kong	$(12,902)	$(5,757)
- Malaysia	(1,089)	-
Loss before income tax	$(44,714)	$(28,124)

The provision for income taxes consisted of the following:

	For the period ended March 31, 2022 (Unaudited)	For the period ended March 31, 2021 (Unaudited)
Current:
- Local	-	-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States Labuan and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of March 31, 2022, the operations in the United States of America incurred $334,606 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $267,685 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Labuan

Under the current laws of the Labuan, SEATech Ventures Corp is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit.

Hong Kong

SEATech Ventures (HK) Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

Malaysia

SEATech CVC Sdn. Bhd. and SEATech Ventures Sdn. Bhd are subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range from 17% to 24% on its assessable income.

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

10. COMMITMENTS AND CONTINGENCIES

As of March 31, 2022, the Company has no commitments or contingencies involved.

11. RELATED PARTY TRANSACTIONS

For the period ended March 31, 2022 and 2021, the Company has the following transactions with related party:

	For the period ended March 31, 2022 (Unaudited)	For the period ended March 31, 2021 (Unaudited)
Company Secretary Fees :
- Related party A	$4,507	$5,338

Professional Fees:
- Related party A	$1,800	$1,800

Sales
- Related party B	$-	$2,400

Total	$6,307	$9,538

The related party A, through its wholly owned subsidiaries is a 34.06% shareholder of the Company. Related party B represents company where the Company owns 13.64% percentage of the company.

12. CONCENTRATIONS OF RISKS

(a) Major customers

For the period ended March 31, 2022 and 2021, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	For the period ended March 31
	2022	2021	2022	2021	2022	2021
	Revenues		Percentage of Revenues		Accounts Receivable, Trade
Customer A	$-	$2,400	-%	100%	$-	$-
	$-	$2,400	-%	100%	$-	$-

(b) Major vendors

For the period ended March 31, 2022 and 2021, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at period-end are presented as follows:

	For the period ended March 31
	2022	2021	2022	2021	2022	2021
	Purchases		Percentage of Purchases		Accounts Payable, Trade
Vendor A	$-	$2,400	-%	100%	$-	$-
	$-	$2,400	-%	100%	$-	$-

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

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for the period ended March 31, 2022.

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

14. SEGMENT INFORMATION

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography:

	For the period ended March 31, 2022
	United States	Malaysia	Hong Kong	Total

Revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Net income / (loss)	(15,170)	(16,642)	(12,902)	(44,714)

Total assets	$10	$78,974	$195,007	$273,991

	For the period ended March 31, 2021
	United States	Malaysia	Hong Kong	Total

Revenues	$-	$-	$2,400	$2,400
Cost of revenues	-	-	(2,400)	(2,400)
Net income / (loss)	(7,599)	(14,767)	(5,758)	(28,124)

Total assets	$10	$232,471	$40,754	$273,235

*Revenues and costs are attributed to countries based on the location of customers.

15. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2022, and events which occurred subsequently but were not recognized in the financial statements. During the period, there was no subsequent event that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 29, 2022 (the “Form 10-K”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guaranteed of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form 10K in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

Company Overview

SEATech Ventures Corp. is a company that operates through its wholly owned subsidiary, SEATech Ventures Corp., a Company registered in Labuan, Malaysia, which in turn owns 100% of SEATech Ventures (HK) Limited, the operating Hong Kong Company which is described below. The purpose of SEATech Ventures Corp. Labuan, Malaysia is to act as a holding company.

The purpose of SEATech Ventures (HK) Limited is to become the current regional hub for business activities and to engage in operational functions. SEATech Ventures (HK) Limited owns 100% of SEATech CVC Sdn. Bhd. (F.K.A. SEATech Bigorange CVC Sdn. Bhd.) and 100% of SEATech Ventures Sdn. Bhd., which are incorporated in Malaysia, as part of the business development initiative.

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

3

Results of Operation

For the three months ended March 31, 2022 and 2021

Revenues

For the three months ended March 31, 2022 and 2021, the Company has generated revenue of $ 0 and $2,400 respectively. The revenue generated was the result of corporate development advisory service rendered by the Company.

Cost of Revenue and Gross Margin

For the three months ended March 31, 2022 and 2021, cost incurred arise in providing corporate development advisory services are $0 and $2,400 respectively. The company has not generated gross profits for the three months ended March 31, 2022 and 2021.

Selling and marketing expenses

For the three months ended March 31, 2022 and 2021, we had selling and distribution expenses in the amount of $0 and $206, which were primarily comprised of marketing expenses and expenses incurred for selling of services.

General and administrative expenses

For the three months ended March 31, 2022 and 2021, we had general and administrative expenses in the amount of $44,766 and $27,943 which were primarily comprised of company renewal fee, employee salary, and employee reimbursement.

Net Loss

For the three months ended March 31, 2022 and 2021, the Company has incurred a net loss of $44,714 and $28,124. The losses are mainly derived from the general and administrative expenses.

4

Liquidity and Capital Resources

As of March 31, 2022 and 2021, we had cash and cash equivalents of $ 241,246 and $269,820. We had generated positive operating cash flows and we expect increased levels of operating activities going forward will result in more significant cash flows.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations.

Cash Generated From / Used In Operating Activities

For the three months ended March 31, 2022 and 2021, net cash generated from operating activities was $48,906 and net cash used in operating activities was $9,979 respectively.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2022.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2022. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Investment Officer. Based upon that evaluation, our Chief Executive Officer and Chief Investment Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2022, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SEATech Ventures Corp.
(Name of Registrant)

Date: May 13, 2022
	By:	/s/ CHIN CHEE SEONG
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer

Date: May 13, 2022	By:	/s/ SEAH KOK WAH
	Title:	Chief Investment Officer, Director

9