Form 10-Q
period 2022-09-30
SEATech Ventures Corp.
filed 2022-11-14
CIK 1763660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2022

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2022
Common Stock, $.0001 par value	92,519,843

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	September 30, 2022 (Unaudited)	December 31, 2021 (Audited)
ASSETS
CURRENT ASSETS
Deposits paid, prepayments and other receivables	$-	$1,650
Deferred costs of revenue	43,063	-
Amount due from a related party	-	3,093
Amount due from corporate shareholder of a subsidiary	-	1,920
Cash and cash equivalents	169,743	192,286

Total current assets	212,806	198,949

NON-CURRENT ASSETS
Investment in other companies	$5,065	$5,265

Total non-current assets	5,065	5,265

TOTAL ASSETS	$217,871	$204,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	$11,552	$33,394
Deferred revenue	111,799	-

Total current liabilities	123,351	33,394

TOTAL LIABILITIES	$123,351	$33,394

STOCKHOLDERS’ EQUITY
Preferred shares, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	$-	$-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 92,519,843 shares issued and outstanding as of September 30, 2022 and December 31, 2021 respectively	9,252	9,252
Additional paid-in capital	659,958	659,958
Accumulated other comprehensive loss	(786)	(125)
Accumulated deficit	$(573,904)	$(499,923)

TOTAL SEATECH VENTURES CORP. STOCKHOLDERS’ EQUITY	$94,520	$169,162
NON-CONTROLLING INTEREST	-	1,658
	94,520	170,820

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$217,871	$204,214

See accompanying notes to consolidated financial statements.

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME/LOSS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2022 and 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
	$	$	$	$
REVENUE	15,800	235,840	335,800	358,240

COST OF REVENUE	(14,300)	(177,700)	(270,300)	(287,700)

GROSS PROFIT	1,500	58,140	65,500	70,540

OTHER INCOME	6,360	-	7,864	1,001

SELLING AND DISTRIBUTION EXPENSES	-	(1,593)	-	(1,878)

GENERAL AND ADMINSTRATIVE EXPENSES	(51,184)	(37,562)	(147,345)	(116,854)

(LOSS)/PROFIT BEFORE INCOME TAX	(43,324)	18,985	(73,981)	(47,191)

INCOME TAX PROVISION	-	-	-	-

NET (LOSS)/PROFIT	(43,324)	18,985	(73,981)	(47,191)

OTHER COMPREHENSIVE (LOSS)
Foreign exchange translation loss	(1,875)	-	(661)	-
COMPREHENSIVE (LOSS)/INCOME	(45,199)	18,985	(74,642)	(47,191)

NET (LOSS)/INCOME PER SHARE – BASIC AND DILUTED	(0.0005)	0.0002	(0.0008)	(0.0005)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	92,519,843	92,519,867	92,519,843	92,519,867

See accompanying notes to condensed consolidated financial statements.

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 and 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Nine Months Ended September 30, 2022 (Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER		NON-
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	CONTROLLING INTEREST	TOTAL EQUITY
Balance as of December 31, 2021	92,519,843	$9,252	$659,958	$(125)	$(499,923)	$1,658	$170,820
Step acquisition	-	-	-	-	-	(1,658)	(1,658)
Foreign exchange translation loss	-		--	(661)	-	-	(661)
Net loss for the period	-	-	-	-	(73,981)	-	(73,981)
Balance as of September 30, 2022	92,519,843	9,252	659,958	(786)	(573,904)	-	94,520

Nine Months Ended September 30, 2021 (Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2020	92,519,867	$9,252	$659,958	$(122)	$(398,537)	$270,551
Net loss for the period	-	-	-	-	(47,191)	(47,191)
Balance as of September 30, 2021	92,519,867	9,252	659,958	(122)	(445,728)	223,360

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 and 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended September 30, 2022 (Unaudited)	Nine months ended September 30, 2021 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(73,981)	$(47,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	-	(37,600)
Accounts payable	-	3,600
Amount due to director	-	(1,631)
Deposits paid, prepayments and other receivables	1,650	157
Deferred costs of revenue	(43,063)	-
Amount due to a related party	-	(3,093)
Other payables and accrued liabilities	(21,842)	(7,597)
Deferred revenue	111,799	-
Net cash used in operating activities	$(25,437)	$(93,355)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in other companies	-	(4,250)
Refund of investment in other company	200	-
Net cash generated from / (used in) investing activities	$200	$(4,250)

Effect of exchange rate changes on cash and cash equivalents	2,694	-

Net change in cash and cash equivalents	(22,543)	(97,605)

Cash and cash equivalents, beginning of period	192,286	281,299
CASH AND CASH EQUIVALENTS, END OF PERIOD	$169,743	$183,694

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

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

Details of the Company’s subsidiaries:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held

1.	SEATech Ventures Corp.	Labuan / March 12, 2018	100 ordinary shares of US$1 each	Investment holding	100%
2.	SEATech Ventures (HK) Limited	Hong Kong / January 30, 2018	1 ordinary share of HKD$1 each	Business mentoring, nurturing and incubation, and corporate development advisory services	100%
3.	SEATech CVC Sdn Bhd (F.K.A. SEATech Bigorange CVC Sdn Bhd)	Malaysia/ October 04, 2021	20,000 ordinary shares of MYR$1 each	Dormant company	100%
4.	SEATech Ventures Sdn Bhd	Malaysia / May 27, 2021	1 ordinary share of MYR$1 each	Provision of corporate advisory services	100%

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements for SEATech Ventures Corp. and its subsidiaries for the nine months ended September 30, 2022 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of SEATech Ventures Corp. and its wholly owned subsidiaries, SEATech Ventures Corp., SEATech Ventures (HK) Limited, SEATech CVC Sdn. Bhd. and SEATech Ventures Sdn. Bhd.. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted December 31 as its fiscal year end.

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

Investments

Investments in equity securities

The Company accounts for its investments that represent less than 20% ownership, and for which the Company does not have the ability to exercise significant influence, using ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The Company measure investments in equity securities without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. Gains and losses on these securities are recognized in other income and expenses. At September 30, 2022, the Company had four investments in equity securities with carrying value of $5,065 (see Note 6).

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

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

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended	As of and for the period ended
	September 30, 2022	September 30, 2021

Period-end RM : US$1 exchange rate	4.64	4.18
Period-average RM : US$1 exchange rate	4.34	4.13
Period-end HK$ : US$1 exchange rate	7.85	7.79
Period-average HK$ : US$1 exchange rate	7.83	7.77

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

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

As of September 30, 2022, SEATech Ventures Corp has an issued and outstanding common share of 92,519,843.

4. DEFERRED COST OF REVENUE

For service contracts where the performance obligation is not completed, deferred costs of revenue are recorded for any costs incurred in advance of the performance obligation.

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

5. CASH AND CASH EQUIVALENTS

As of September 30, 2022, the Company recorded $169,743 of cash and cash equivalents which primarily consists of cash in bank.

6. INVESTMENT IN OTHER COMPANIES

	As of September 30, 2022 (Unaudited)	As of December 31, 2021 (Audited)
AsiaFIN Holdings Corp.[1]	1,015	1,015
Pentaip Technology Inc.[2]	-	200
Angkasa-X Holdings Corp.[3]	1,300	1,300
JOCOM Holdings Corp.[4]	850	850
CATTHIS Holdings Corp. [5]	1,900	1,900

Total investment in other companies	$5,065	$5,265

[1]	On December 24, 2019, the Company has invested in AsiaFIN Holdings Corp. during the private placement stage. AsiaFIN Holdings Corp is a company providing business technology solutions to its clients. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation services to AsiaFIN Holdings Corp. The investment in AsiaFIN Holdings Corp. is a strategic investment of the Company. As of September 30, 2022, the Company acquired 13.64% interest in AsiaFIN Holdings Corp.

[2]	On January 11, 2021, the Company has invested in Pentaip Technology Inc. during the private placement stage. Pentaip Technology Inc. is a company providing wealth management services with integration of Artificial Intelligence (AI) by using mathematical algorithms to make investment decisions with no human supervision. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation services to Pentaip Technology Inc. The investment in Pentaip Technology Inc. is a strategic investment of the Company. On January 7, 2022, the Company withdrew its investment in Pentaip Technology Inc. and the fund invested was being refunded to the Company.

[3]	On February 5, 2021, the Company has invested in Angkasa-X Holdings Corp. during the private placement stage. Angkasa-X Holdings Corp is a company focuses on research and development and commercializes on intellectual property design for communication satellites. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation services to Angkasa-X Holdings Corp. The investment in Angkasa-X Holdings Corp. is a strategic investment of the Company. As of September 30, 2022, the Company acquired 5.68% interest in Angkasa-X Holdings Corp.

[4]	On June 1, 2021, the Company has invested in JOCOM Holdings Corp. during the private placement stage. JOCOM Holdings Corp. is a company focuses on m-commerce (Mobile commerce) platform specialized in online groceries and shopping. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation services to JOCOM Holdings Corp. The investment in JOCOM Holdings Corp. is a strategic investment of the Company. As of September 30, 2022, the Company acquired 14.66% interest in JOCOM Holdings Corp.

[5]	On August 30, 2021, the Company has invested in catTHIS Holdings Corp. during the private placement stage. catTHIS Holdings Corp. is a company that providing digital marketing service by using technologies such as mobile application known as “catTHIS App”. CatTHIS App serve as a marketing tool which provides free digital catalog management platform that gives its users the ability to upload and share PDF catalogs anywhere and from any device. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation services to catTHIS Holdings Corp. The investment in catTHIS Holdings Corp. is a strategic investment of the Company. As of September 30, 2022, the Company acquired 15.55% interest in catTHIS Holdings Corp.

7. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022 (Unaudited)	As of December 31, 2021 (Audited)
Accrued audit fees	8,192	26,486
Accrued expenses	1,000	5,664
Accrued professional fees	2,360	1,244

Total payables and accrued liabilities	$11,552	$33,394

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

8. DEFERRED REVENUE

For service contracts where the performance obligation is not completed, deferred revenue is recorded for any payments received in advance of the performance obligation.

9. INCOME TAXES

For the nine months ended September 30, 2022 and 2021, the local (United States) and foreign components of income/ (loss) before income taxes were comprised of the following:

	Nine months ended September 30, 2022 (Unaudited)	Nine months ended September 30, 2021 (Unaudited)

Tax jurisdictions from:
Local	$(40,180)	$(26,309)
Foreign, representing
- Malaysia	(36,851)	(37,409)
- Hong Kong	3,050	16,527
Loss before income tax	$(73,981)	$(47,191)

The provision for income taxes consisted of the following:

	For the period ended September 30, 2022 (Unaudited)	For the period ended September 30, 2021 (Unaudited)
Current:
- Local	-	-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States Labuan and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of September 30, 2022, the operations in the United States of America incurred $374,786 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $299,829 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

10. COMMITMENTS AND CONTINGENCIES

As of September 30, 2022, the Company has no commitments or contingencies involved.

11. RELATED PARTY TRANSACTIONS

For the period ended September 30, 2022 and 2021, the Company has the following transactions with related party:

	For the period ended September 30, 2022 (Unaudited)	For the period ended September 30, 2021 (Unaudited)
Company Secretary Fees:
- Related party A	$7,076	$7,413

Professional Fees:
- Related party A	$5,400	$5,400

Sales
- Related party A		11,640
- Related party B	$-	$122,400
- Related party C	160,000	-
- Related party D	160,000	-

Cost of Sales
- Related party A	270,300	287,700

Total	$602,776	$434,553

The related party A, through its wholly owned subsidiaries is a 34.06% shareholder of the Company. Related party B, C and D represent companies where the Company owns 13.64%, 14.66% and 15.55% percentage of the companies respectively.

12. CONCENTRATIONS OF RISKS

(a) Major customers

For the period ended September 30, 2022 and 2021, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	For the period ended September 30
	2022	2021	2022	2021	2022	2021
	Revenues		Percentage of Revenues		Accounts Receivable, Trade
Customer A	$-	$122,400	-%	34%	$-	$-
Customer B	160,000	104,200	48%	29%	-	104,200
Customer C	160,000	104,200	48%	29%	-	104,200
	$320,000	$330,800	96%	92%	$-	$208,400

(b) Major vendors

For the period ended September 30, 2022 and 2021, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at period-end are presented as follows:

	For the period ended September 30
	2022	2021	2022	2021	2022	2021
	Purchases		Percentage of Purchases		Accounts Payable, Trade
Vendor A	$270,300	$287,000	100%	100%	$-	$163,400
	$270,300	$287,000	100%	100%	$-	$163,400

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

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for the period ended September 30, 2022.

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography:

	For the period ended September 30, 2022
	United States	Malaysia	Hong Kong	Total

Revenues	$-	$-	$335,800	$335,800
Cost of revenues	-	-	(270,300)	(270,300)
Net (loss)/income	(40,180)	(36,851)	3,050	(73,981)

Total assets	$10	$186,805	$31,056	$217,871

	For the period ended September 30, 2021
	United States	Malaysia	Hong Kong	Total

Revenues	$-	$-	$358,240	$358,240
Cost of revenues	-	-	(287,700)	(287,700)
Net (loss)/income	(26,309)	(37,409)	16,527	(47,191)

Total assets	$10	$125,546	$275,976	$401,532

*Revenues and costs are attributed to countries based on the location of customers.

15. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2022, and events which occurred subsequently but were not recognized in the financial statements. During the period, there was no subsequent event that required recognition or disclosure.

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

3

Results of Operation

For the three months and nine months ended September 30, 2022 and 2021

Revenues

For the three and nine months ended September 30, 2022, the Company has generated revenue of $15,800 and $335,800 respectively, while for the three and nine months ended September 30, 2021, the Company has generated revenue of $235,840 and $358,240 respectively. The revenue generated was the result of corporate development advisory service rendered by the Company.

Cost of Revenue and Gross Margin

For the three and nine months ended September 30, 2022, cost incurred in providing corporate development advisory services are $14,300 and $270,300 respectively, while for the three and nine months ended September 30, 2021, cost incurred in providing corporate development advisory services are $177,700 and $287,700 respectively. Our gross margin for the three and nine months ended September 30, 2022 were $1,500 and $65,500 respectively, which is less than $58,140 for the three months ended September 30, 2021 but is more than $70,540 for the nine months ended September 30, 2021.

Selling and marketing expenses

For the three and nine months ended September 30, 2022, we had selling and distribution expenses in the amount of $0, while for the three and nine months ended September 30, 2021, we had selling and distribution expenses in the amount of $1,593 and $1,878, which were primarily comprised of marketing expenses and expenses incurred for selling of services.

General and administrative expenses

For the three and nine months ended September 30, 2022, we had general and administrative expenses in the amount of $51,184 and $147,345, while for the three and nine months ended September 30, 2021, we had general and administrative expenses in the amount of $37,522 and $116,854, which were primarily comprised of company renewal fee, employee salary, and employee reimbursement.

Net (Loss)/ Profit

For the three months and nine months ended September 30, 2022, the Company incurred a net loss of $43,324 and $ 73,981, while for the three months ended September 30, 2021, the Company generated net profit of $18,985 and incurred a net loss of $47,191 for the nine months ended September 30, 2021. The losses are mainly derived from the general and administrative expenses.

4

Liquidity and Capital Resources

As of September 30, 2022 and 2021, we had cash and cash equivalents of $169,743 and $183,694. The Company has negative operating cash flows due to insufficient revenue to cover the expenses. Going forward, we expect more business activities that would generate more revenue that would increase our cash flow.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations.

Cash Used In Operating Activities

For the nine months ended September 30, 2022 and 2021, net cash used in operating activities was $25,437 and $93,355 respectively.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2022.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2022. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Investment Officer. Based upon that evaluation, our Chief Executive Officer and Chief Investment Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2022, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None

7

ITEM 6. Exhibits

Exhibit No.	Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal investment officer*

32.1	Section 1350 Certification of principal executive officer *

32.2	Section 1350 Certification of principal investment officer *

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Schema Document*

101.CAL	Inline XBRL Calculation Linkbase Document*

101.DEF	Inline XBRL Definition Linkbase Document*

101.LAB	Inline XBRL Label Linkbase Document*

101.PRE	Inline XBRL Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATech Ventures Corp.
(Name of Registrant)

Date: November 14, 2022
	By:	/s/ CHIN CHEE SEONG
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer

Date: November 14, 2022	By:	/s/ SEAH KOK WAH
	Title:	Director

9