Form 10-K
period 2022-12-31
SEATech Ventures Corp.
filed 2023-03-30
CIK 1763660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2022

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

Not Applicable

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2022
Common Stock, $.0001 par value	92,519,843

SEATech Ventures Corp.

FORM 10-K

For the Fiscal Year Ended December 31, 2022

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

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” “our,” “SEATech” and similar references refer to SEATech Ventures Corp. and its subsidiaries.

●	“Common Stock” refers to the common stock, par value $.0001, of the Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

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

The Company, through its subsidiaries, mainly provides incubation and corporate development services to the clients. Details of the Company’s subsidiaries:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held

1.	SEATech Ventures Corp.	Labuan / March 12, 2018	100 ordinary shares of US$1 each	Investment holding	100%

2.	SEATech Ventures (HK) Limited	Hong Kong / January 30, 2018	1 ordinary share of HK$1	Business mentoring, nurturing and incubation, and corporate development advisory services	100%

3.	SEATech CVC Sdn. Bhd. (F.K.A. SEATech Bigorange CVC Sdn. Bhd.)	Malaysia / October 04, 2021	20,000 ordinary shares of MYR1 each	Dormant company	100%

4.	SEATech Ventures Sdn. Bhd.	Malaysia / May 27, 2021	1 ordinary share of MYR1 each	Provision of corporate advisory services	100%

Business Overview

SEATech Group principal activity is to provide business mentoring services, nurturing and incubation services relating to client businesses and corporate development advisory services to entrepreneurs in the broader technology industry, but with a specific focus on the information and communication technology industry. We will primarily focus our efforts on nurturing ICT entrepreneurs in Asia. Our advisory services mainly will center on our “ICT Start-Up Mentorship Program”, which is designed to assist tech-based entrepreneurs in solving ICT industry pain points caused by technical insufficiencies, inappropriate financial modelling and weak strategic positioning within a competitive environment. The program aims to improve the technical exposure of our clients and to improve their sustainability in the ICT industry community through a combination of mentorship programs. Currently, our clients are mainly Malaysia based ICT companies with future prospects in other ASIAN countries.

Further as part of our expansion plan, on September 20, 2022 Greenpro Capital Corp. (NASDAQ: GRNQ) appointed SEATech Ventures (HK) Limited as a listing sponsor to engage potential token issuers to list on Green-X, the World’s first Shariah-Compliant ESG (environment, social and governance) Digital Asset Exchange (“DAX”) in Labuan, Malaysia. According to global consulting firm BCG, the asset tokenization market will grow 50 times from US$310 billion in this year, to US$16.1 trillion by 2030, driven by demand from a wide range of investors for greater access to private markets (Source: World Economic Forum – Global Agenda Council, BCG Analysis). As a DAX listing sponsor, SEATech Ventures (HK) Limited focus on digital/physical asset-backed companies in the STO (security token offering) listing on Green-X.

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

The ICT industry has contributed recorded 18.3% to the national economy in 2017 as compared to 16.5% in 2010. This industry showed an increasing average annual growth rate of 9.0% over a seven-year period. The contribution of ICT comprised 13.2% while the rest is contributed by e-commerce in non-ICT industries. The contribution of the ICT industry to Gross Domestic Product (GDP) recorded a growth of 8.4% with a value of US$45 billion. This information can be found at https://www.dosm.gov.my/v1/index.php.

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

Sources:

 13. Source: https://www.s-ge.com/en/publication/industry-report/20182-ict-indonesia

14.Source: https://www.thejakartapost.com/news/2019/12/10/ict-sector-gains-strength-as-indonesia-prioritizes-digital-economy.html

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

15. Source: https://www.nationthailand.com/Economy/30363105

16. Source: https://www.truedigitalpark.com/article_details/56_Thailand-has-a-Bright-Future-in-the-Tech-Industry

17. Source: https://juslaws.com/technology-industry.php

18. Source: https://www.startupthailand.org/en/over-61-of-thailand-gdp-will-be-digitalized-by-2022/

ICT industry in Vietnam

Vietnam has enjoyed its own economic miracle in recent years, showing the world how it turned the country from one of the poorest nations in the world to become a middle-income nation. The Southeast Asia country has grown its GDP for an average 6.8% 19over the past two decades to reach US$ 255 billion in 2019, rivalling China’s result during this period20.

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

Sources:

 24. Source: https://oxfordbusinessgroup.com/overview/calling-all-competitors-network-expansion-efforts-accelerate-amid-growing-demand-data-and

25. Source: https://www.eastvantage.com/insights/6-reasons-why-philippine-it-industry-booming-and-why-you-should-take-advantage-today

26. Source: https://subtelforum.com/philippines-ict-sector-investments-reach-all-time-high/

Our Solutions and Services

Mentoring

We believe that tech-based entrepreneurs are the vital agents of positive and transformational change across every aspect of our society and economy. It is our intention to offer mentoring programs to our clients through which we hope to create a sense of community, wherein our members will be able to grow their companies exponentially through leveraging skillsets and potential capital provided by our organization. Through creating a sense of community, we have the potential to become one of the IT Corporate Venture Capital (CVC) Companies in the ASIA region. Our mentors, for the time being and in the foreseeable future, will comprise of the Company’s officers, whom have extensive experience in the information and computer technology industry. Additionally, our mentors possess, extensive corporate experience, corporate management skills, professional networking, and industry knowledge which are necessary to guide tech-based entrepreneurs to the path of success.

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

Corporate Program

Despite the technological advancements, many small and medium-sized enterprises (SMEs) in ASIA are still low in both technology and skillsets. With our Corporate Programs, we intend to match and enhance performance of ICT entrepreneurs based upon a spectrum of availability, innovation environment, regulatory environment, and digital literacy. It is our intention to create corporate programs through which our community clients may have an opportunity to attend seminars, workshops, promotional events that showcase industry expertise during key cross-countries Southeast Asia events. All such plans remain in development and we have yet to determine a timeline when such programs will become available.

Future Plan

Marketing

We plan to explore tech-based marketplaces and attract IT startup entrepreneurs around ASIA countries through building our corporate image and awareness through corporate seminars, website and pitching events. Further, we had developed a corporate website which will introduce our SEATech Corporate Ventures Program.

At this time, we intend for the SEATech Corporate Ventures Program to be comprised of the following:

1. Mentorship on Pitching - Participate in SEATech’s corporate accelerator programs which will mentor ICT entrepreneur’s pitching skills and educate their mind-set of current business environment.

2. Corporate Event – Opportunity to attend seminars / workshops where they will be provided with professional ICT advisory solutions by our experienced officer and director.

3. Roadshow and Fund-Raising Advisory Opportunity to participate in event to provide entrepreneurs with knowledge of options available within the capital market and to enhance their understanding of compliance requirements to respective capital market rules and regulations.

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

Customers

For the year ended December 31, 2022, the Company has generated $548,095 revenue from customers through the provision of business mentoring, nurturing and incubation services relating to client businesses and corporate development advisory services.

Employees

As of December 31, 2022, the Company has a total of 3 full-time employees at our headquarter office in Kuala Lumpur, Malaysia. The 3 full-time employees are administrative staffs of the Company.

Our director cum Chief Executive Officer, Chin Chee Seong, director, Seah Kok Wah and Chief Financial Officer, Tan Hock Chye have flexibile working hours, up to 30 hours per week, but are prepared to devote more time if necessary.

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

ITEM 2. PROPERTIES

We have a physical office in Bangsar South with address 11-05 & 11-06, Tower A, Ave 3 Vertical Business Suite, Jalan Kerinchi, Bangsar South, 59200 Kuala Lumpur, Wilayah Persekutuan Kuala Lumpur, Malaysia. Our office space is provided rent free by our director Seah Kok Wah.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders

As of December 31, 2022, we had 92,519,843 shares of our Common Stock par value, $.0001 issued and outstanding. There were 463 beneficial owners of our Common Stock.

Transfer Agent and Registrar

The transfer agent for our capital stock is VStock Transfer, LLC, with an address at 18, Lafayette Place, Woodmere, New York 11598 and telephone number is +1 (212) 828-8436.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2022.

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

The purpose of SEATech Ventures (HK) Limited is to become the current regional hub for business activities and to engage in operational functions. SEATech Ventures (HK) Limited owns 100% of SEATech CVC Sdn Bhd and SEATech Ventures Sdn Bhd respectively, which both companies are in Malaysia, as part of our business development initiative.

Currently, our physical office in in Bangsar South with address 11-05 & 11-06, Tower A, Ave 3 Vertical Business Suite, Jalan Kerinchi, Bangsar South, 59200 Kuala Lumpur, Wilayah Persekutuan Kuala Lumpur, Malaysia.

SEATech Group business activities are mainly providing business mentoring services, nurturing and incubation services relating to client businesses and corporate development advisory services to entrepreneurs in the broader technology industry, but with a specific focus on the information and communication technology industry. We will, focus our efforts on nurturing ICT entrepreneurs in Asia. Our advisory services will center on our “ICT Start-Up Mentorship Program”, which is designed to assist tech-based entrepreneurs in solving ICT industry pain points caused by technical insufficiencies, inappropriate financial modelling and weak strategic positioning Our advisory services aim to improve the technical exposure of our clients and to improve their sustainability in the ICT industry community through a combination of mentorship programs.

As part of our expansion plan, on September 20, 2022 Greenpro Capital Corp. (NASDAQ: GRNQ) appointed SEATech Ventures (HK) Limited as a listing sponsor to engage potential token issuers to list on Green-X, the World’s first Shariah-Compliant ESG (environment, social and governance) Digital Asset Exchange (“DAX”) in Labuan, Malaysia. According to global consulting firm BCG, the asset tokenization market will grow 50 times from US$310 billion in this year, to US$16.1 trillion by 2030, driven by demand from a wide range of investors for greater access to private markets (Source: World Economic Forum – Global Agenda Council, BCG Analysis). As a DAX listing sponsor, SEATech Ventures (HK) Limited focus on digital/physical asset-backed companies in the STO (security token offering) listing on Green-X.

Results of Operations

Revenues for the year ended December 31, 2022 and 2021

The Company generated revenue of $548,095 and $383,240 for the year ended December 31, 2022 and 2021. The revenue represented income from provision of business mentoring, nurturing and incubation services relating to client businesses and corporate development advisory services.

Cost of Revenue and Gross Margin

For the year ended December 31, 2022 and 2021, cost incurred in providing corporate development advisory services is $454,053 and $307,700. The Company generates gross profits of $94,042 and $75,540 for the year ended December 31, 2022 and 2021.

Selling and Distribution Expenses

Selling and distribution expenses for the year ended December 31, 2022 and 2021 amounted to $7,613 and $3,079 respectively. These expenses comprised expenses on website and website maintenance, marketing and networking event.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2022 and 2021 amounted to $182,522 and $175,657 respectively. These expenses are comprised of salary, professional fee, compliance fee, office and operation expenses.

Other Income

The Company recorded an amount of $1,936 and $1,546 as other income for the year ended December 31, 2022 and 2021 respectively. This income is derived from the foreign exchange gain.

Net Loss and Net Loss Margin

The net loss was $94,157 for the year ended December 31, 2022 as compared to $101,650 for the year ended December 31, 2021. The decrease in net loss of $7,493 was contributed to the higher revenue generated for the year ended December 31, 2022. Taking into the loss for the year ended December 31, 2022, the accumulated loss for the Company has increased from $499,923 to $594,080.

Liquidity and Capital Resources

As of December 31, 2022, we had cash and cash equivalents of $136,193. We expect increased levels of operations going forward will result in more significant cash flow and in turn working.

We depend substantially on operating activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations.

Cash Used in Operating Activities

For the year ended December 31, 2022 and 2021, net cash used in operating activities was $59,529 and $85,051. The cash used in operating activities was mainly for payment of sales and marketing and general and administrative expenses.

Cash Provided by Financing Activities

For the year ended December 31, 2022, net cash provided by financing activities was $0. For the year ended December 31, 2021, net cash provided by financing activities was $300. The financing cash flow performance primarily reflects the borrowing repayment to director.

Cash Provided by / (Used in) Investing Activities

For the financial year ended December 31, 2022, the net cash provided by investing activities was $200. For the financial year ended December 31, 2021, the net cash used in investing activities was $4,250. The investing cash flow performance primarily reflects the investment in other companies in the ICT industry.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Critical Accounting Policies and Estimates

Basis of presentation

The consolidated financial statements for SEATech Ventures Corp. and its subsidiaries for the year ended December 31, 2022 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of SEATech Ventures Corp. and its wholly owned subsidiaries, SEATech Ventures Corp., SEATech Ventures (HK) Limited, SEATech CVC Sdn. Bhd. and SEATech Ventures Sdn. Bhd. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted December 31 as its fiscal year end.

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

Foreign currencies translation

The reporting currency of the Company and its subsidiaries in Labuan and Hong Kong, are United States Dollars (“US$”), while its subsidiaries in Malaysia, maintains the books and record in Ringgit Malaysia (“MYR”), being the primary currency of the economic environment in which these entities operate.

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

Translation of amounts from MYR and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended December 31,
	2022	2021

Year-end MYR : US$1 exchange rate	4.40	4.17
Year-average MYR: US$1 exchange rate	4.40	4.14
Year-end HK$ : US$1 exchange rate	7.81	7.80
Year-average HK$ : US$1 exchange rate	7.83	7.77

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

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning January 1, 2023 as the Company is qualified as a smaller reporting company. The Company is currently evaluating the impact ASU 2019-05 may have on its consolidated financial statements.

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

As of December 31, 2022, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of December 31, 2022.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2022.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Chin Chee Seong	62	Chief Executive Officer, President, Secretary, Treasurer, Director
Seah Kok Wah (1)	55	Director
Cheah Kok Hoong (1)	56	Independent Non-Executive Director
Louis Ramesh Ruben (1)	45	Independent Non-Executive Director
Tan Hock Chye	63	Chief Financial Officer

(1)	Member of the Audit Committee.

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

Seah Kok Wah – Director

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

On October 31, 2022, Mr. Seah Kok Wah resigned as Chief Investment Officer of the Company.

Mr. Cheah Kok Hoong – Independent Non-Executive Director

Mr. Cheah, aged 56, is a former Group Chief Executive Director of Hitachi Sunway Information System, better known as Hitachi Sunway, that thrived in providing ICT and digital solutions and services in ASEAN. Mr. Cheah’s career span over 30 years and have garnered experience across various industries including business development, mergers and acquisition, business strategy development, regional expansion, and process engineering across various verticals such as information technology, venture capital, conglomerates, manufacturing, and the service industry. Additionally, he holds various professional positions which includes the IT advisor to the Sunway Group, Director of Powerware Systems, and General Partner of Sun SEA Capital. Mr. Cheah is also the Honorary Chairman of the Malaysia Cross Border E-Commerce Association (MCBEA) since 2019, as well as a Member of the Associated Chinese Chambers of Commerce and Industry of Malaysia (ACCCIM) under the Finance and Capital Market Consultative Committee since 2018. He is currently the Executive Chairman of SteerQuest Sdn Bhd, Managing Director of SQ Digital Vision Group Sdn. Bhd. and the Chief Executive Officer of Cognitive Digital Sdn Bhd. In addition, he is also an Advisor for the Aerospace Engineering Edutech, Angkasa-X Holding.

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

Mr. Louis Ramesh Ruben – Independent Non-Executive Director

Mr. Louis, age 45, is a Chartered Accountant of the Malaysian Institute of Accountants (MIA), a fellow member of Association of Chartered Certified Accountants (FCCA), a chartered member of the Institute of Internal Auditors, as well as a Certified Financial Planner. Mr. Louis has over 20 years of experience in accounting, auditing and risk management ranging from large public listed companies to multinational corporations, government agencies as well as SME’s in a spectrum of industries including plantation, property development, manufacturing, trading, IT, shipping, retailing, etc. He started his career at Arthur Andersen, and subsequently moved to BDO. He also has experience in corporate finance with Southern Investment Bank Berhad. Mr. Louis has hands-on experience on other corporate exercises such as due diligence, IPO’s, issuance of bonds, corporate & debt restructuring and investigative audit. His training and advisory experience includes topics on Internal & Statutory Auditing, Public Sector/Government Audits, Value-for-Money Audits, ISQC 1, Risk Management & Internal Controls, Review and Assurance Engagements such as Financial Due Diligence, Forecasts & Projections, Forensic & Fraud Accounting/Auditing, as well as practical application of International Financial Reporting Standards (“IFRS”), Reporting Standards for SMEs (MPERS/PERS) and public sector accounting (MPSAS). He has facilitated training and provided advisory for public accountants across Asia Pacific, multinationals and public sector institutions. Mr. Louis is a certified trainer by the Human Resource Development Fund (HRDF), Ministry of Human Resources Malaysia.

Mr. Louis graduated from National University of Malaysia with a bachelor’s degree in Accounting. He earned an MBA from the University of Strathclyde, United Kingdom, graduated with a distinction in 2012 and a doctorate from University of Malaya in 2021.

Mr. Tan Hock Chye – Chief Financial Officer

Mr. Tan, age 63, is the National Deputy Treasurer of the SME Association of Malaysia as well as the National Treasurer and Council Member of Malaysia Cross Border E-Commerce Association.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our principal executive officer, principal investment officer and principal financial officer who served at the end of the year December 31, 2022, for services rendered in all capacities to us.

Summary Compensation Table:

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chin Chee Seong, Chief Executive Officer, President, Secretary, Treasurer, Director	For the year ended December 31, 2022	13,712	-	-	-	-	-	-	13,712
	For the year ended December 31, 2021	10,880	-	-	-	-	-	-	10,880

Seah Kok Wah, Chief Investment Officer (1), Director	For the year ended December 31, 2022	11,446	-	-	-	-	-	-	11,446
	For the year ended December 31, 2021	10,880	-	-	-	-	-	-	10,880

Tan Hock Chye Chief Financial Officer	For the year ended December 31, 2022	13,712	-	-	-	-	-	-	13,712
	For the year ended December 31, 2021	7,217	-	-	-	-	-	-	7,217

(1)	On October 31, 2022, Mr. Seah Kok Wah resigned as Chief Investment Officer of the Company.

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

Employment Agreements

Our Chief Executive Officer, Chin Chee Seong, and our Chief Investment Officer, Seah Kok Wah, signed employment agreement on April 01, 2021 while our Chief Financial Officer, Tan Hock Chye, signed employment agreement on July 01, 2021. On October 31, 2022, Mr. Seah Kok Wah resigned as Chief Investment Officer of the Company.

Compensation Discussion and Analysis

Director Compensation

During our fiscal year ended December 31, 2022, we provided monthly compensation to our independent non-executive directors, including Mr. Louis Ramesh Ruben for $500 and Mr. Cheah Kok Hoong for $500. All the independent non-executive directors are also the members of audit committee.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2022, the Company has 92,519,843 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of December 31, 2022 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Chin Chee Seong, Chief Executive Officer, President, Secretary, Treasurer and Director	20,100,000	21.73%	21.73%

Seah Kok Wah, Director	20,005,000	21.62%	21.62%

Cheah Kok Hoong Independent Non-Executive Director	-	-%	-%

Louis Ramesh Ruben Independent Non-Executive Director	400	0.00043%	0.00043%

Tan Hock Chye Chief Financial Officer	1,000,000	1.08%	1.08%
All of executive officers and director as a group	41,105,400	44.43%	44.43%

5% or greater shareholders (excluding officers/directors)
Greenpro Asia Strategic SPC[1]	29,200,000	31.56%	31.56%
STVC Talent Sdn Bhd[2]	8,831,800	9.55%	9.55%

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

On April 2, 2018 Mr. Seah Kok Wah was appointed Chief Investment Officer of the Company and was subsequently appointed as Director on March 13, 2019. On October 31, 2022, Mr. Seah resigned as Chief Investment Officer of the Company.

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

During the period ended December 31, 2018 the Company paid $60,000 to Greenpro Financial Consulting Limited for professional services.

For the year ended December 31, 2019, the Company paid $158,720 to Greenpro Financial Consulting Limited for professional services and cost of providing corporate development advisory services to ICT and technology-based companies.

For the year ended December 31, 2020, the Company paid $233,400 to Greenpro Financial Consulting Limited for professional services and cost of providing corporate development advisory services to ICT and technology-based companies.

For the year ended December 31, 2021, the Company paid $307,700 Greenpro Financial Consulting Limited for professional services and cost of providing corporate development advisory services to ICT and technology-based companies.

For the year ended December 31, 2022, the Company paid $18,242 to Asia UBS Global Limited for professional services and $366,300 to Greenpro Financial Consulting Limited for the cost of providing corporate development advisory services to ICT and technology-based companies.

RELATED PARTY TRANSACTIONS

For the year ended December 31, 2022 and 2021 the Company has following transactions with related parties:

	For the year ended December 31, 2022 (Audited)	For the year ended December 31, 2021 (Audited)
Company Secretary Fees:
- Related party A	$9,242	$8,138

Professional Fees:
- Related party A	$9,000	$9,280

Sales
- Related party A	$-	$11,640
- Related party B	-	147,400
- Related party C	280,000	104,200
- Related party D	160,000	104,200
- Related party E	87,089	-

Cost of Sales
- Related party A	$366,300	$307,700

Total	$911,631	$692,558

The related party A, through its wholly owned subsidiaries is a 34.06% shareholder of the Company.

Related party B represents company where the Company owns 13.64% interest in the company.

Related party C represents company where the Company owns 14.76% interest in the company.

Related party D represents company where the Company owns 14.99% interest in the company.

Related party E represents one of the corporate shareholders, owns 2.46% interest in the Company.

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

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Audit fees	$12,000	$10,000
Audit related fees	7,500	7,500
Tax fees	-	2,500
Total	$19,500	$20,000

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

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of SEATech Ventures Corp. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

(b) Exhibits

The following exhibits are filed or “furnished” herewith:

3.1	Articles of Incorporation**

3.2	Bylaws**

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer*

32.1	Section 1350 Certification of principal executive officer*

32.2	Section 1350 Certification of principal financial officer*

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** As filed in the Registrant’s Registration Statement on Form S-1 Amendment No. 2 (File No. 333-230479) on May 30, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATECH VENTURES CORP.
(Name of Registrant)

Date: March 30, 2023	By:	/s/ CHIN CHEE SEONG
	Title:	Chief Executive Officer,
President, Director, Secretary and Treasurer

Date: March 30, 2023	By:	/s/ TAN HOCK CHYE
	Title:	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

SEATech Ventures Corp.

11-05 & 11-06, Tower A, Avenue 3 Vertical Business Suite,

Jalan Kerinchi, Bangsar South, 59200 Kuala Lumpur, Malaysia.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SEATech Ventures Corp. (the ‘Company’) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the each of two years in the year ended of December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of two years in the year ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had incurred a net loss of $94,157 during the year, had an accumulated deficit of $594,080 and negative operating cash flows of $59,529 as of December 31, 2022. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
JP Centurion & Partners PLT (PCAOB: 6723) Kuala Lumpur, Malaysia Date: March 30, 2023

SEATECH VENTURES CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	As of December 31,
	2022 (Audited)	2021 (Audited)
ASSETS
CURRENT ASSETS
Account receivable	$120,000	$-
Deposits paid, prepayments and other receivables	-	1,650
Amount due from a related party	-	3,093
Amount due from corporate shareholder of a subsidiary	-	1,920
Cash and cash equivalents	136,193	192,286
Total current assets	256,193	198,949

NON-CURRENT ASSETS
Investment in other companies	$5,065	$5,265
Total non-current assets	5,065	5,265

TOTAL ASSETS	$261,258	$204,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Account payable	$96,000	$-
Other payables and accrued liabilities	57,372	33,394
Amount due to a corporate shareholder	33,000	-
Total current liabilities	186,372	33,394

TOTAL LIABILITIES	$186,372	$33,394

STOCKHOLDERS’ EQUITY
Preferred shares, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	$-	$-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 92,519,843 and 92,519,843 shares issued and outstanding as of December 31, 2022 and 2021 respectively	9,252	9,252
Additional paid-in capital	659,958	659,958
Accumulated other comprehensive loss	(244)	(125)
Accumulated deficit	$(594,080)	$(499,923)

TOTAL SEATECH VENTURES CORP. STOCKHOLDERS’ EQUITY	$74,886	$169,162
NON-CONTROLLING INTEREST	-	1,658
TOTAL STOCKHOLDERS’ EQUITY	$74,886	$170,820

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$261,258	$204,214

See accompanying notes to consolidated financial statements.

SEATECH VENTURES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	For the year ended December 31, 2022 (Audited)	For the year ended December 31, 2021 (Audited)
REVENUE	$548,095	$383,240

COST OF REVENUE	(454,053)	(307,700)

GROSS PROFIT	$94,042	$75,540

OTHER INCOME	1,936	1,546

SELLING AND DISTRIBUTION EXPENSES	(7,613)	(3,079)

GENERAL AND ADMINISTRATIVE EXPENSES	(182,522)	(175,657)

LOSS BEFORE INCOME TAX	$(94,157)	$(101,650)

INCOME TAXES PROVISION	-	-

NET LOSS	(94,157)	(101,650)

OTHER COMPREHENSIVE LOSS
Foreign exchange translation loss	(119)	(12)
COMPREHENSIVE LOSS	$(94,276)	$(101,662)

NET LOSS ATTRIBUTABLE TO:
Shareholders	(94,157)	(101,386)
Non-controlling interests	-	(264)
NET LOSS FOR THE YEAR	(94,157)	(101,650)

OTHER COMPREHENSIVE LOSS ATTRIBUTABLE TO:
Shareholders	(119)	(3)
Non-controlling interests	-	(9)
OTHER COMPREHENSIVE LOSS FOR THE YEAR	(119)	(12)
Net loss per share- Basic and diluted	(0.0009)	(0.0011)

Weighted average number of common shares outstanding - Basic and diluted	92,519,843	92,519,843

See accompanying notes to consolidated financial statements.

SEATECH VENTURES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER		NON-
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	CONTROLLING INTEREST	TOTAL EQUITY
Balance as of December 31, 2020	92,519,867	$9,252	$659,958	$(122)	$(398,537)	$-	$270,551
Shares spinoff adjustment resulted from a stock distribution by a corporate shareholder	(24)	-	-	-	-	-	-
Acquisition of a subsidiary				-	-	1,931	1,931
Foreign exchange translation loss	-	-	-	(3)	-	(9)	(12)
Net loss	-	-	-	-	(101,386)	(264)	(101,650)
Balance as of December 31, 2021	92,519,843	$9,252	$659,958	$(125)	$(499,923)	$1,658	$170,820
Step acquisition				-	-	(1,658)	(1,658)
Foreign exchange translation loss	-	-	-	(119)	-	-	(119)
Net loss	-	-	-	-	(94,157)	-	(94,157)
Balance as of December 31, 2022	92,519,843	$9,252	$659,958	$(244)	$(594,080)	$-	$74,886

See accompanying notes to consolidated financial statements

SEATECH VENTURES CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”))

(Audited)

	For the year ended December 31, 2022 (Audited)	For the year ended December 31, 2021 (Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(94,157)	$(101,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(120,000)	170,800
Account payable	96,000	(159,800)
Amount due from corporate shareholder of a subsidiary	-	(1,920)
Amount due from a related company	-	(3,093)
Deposits paid, prepayments and other receivables	1,650	(413)
Other payables and accrued liabilities	23,978	11,025
Amount due to a corporate shareholder	33,000	-
Net cash used in operating activities	(59,529)	(85,051)

CASH FLOW FROM INVESTING ACTIVITIES:
Investment in other companies	-	(4,250)
Refund of investment in other companies	200	-
Net cash provided by / (used in) investing activities	200	(4,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscription shares of non-controlling interest	-	1,931
Advances from director	-	(1,631)
Net cash provided by financing activities	-	300

Effect of exchange rate changes on cash and cash equivalents	3,236	(12)

Net change in cash and cash equivalents	(56,093)	(89,013)
Cash and cash equivalents, beginning of year	192,286	281,299

CASH AND CASH EQUIVALENTS, END OF YEAR	$136,193	$192,286
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to consolidated financial statements.

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1. ORGANIZATION AND BUSINESS BACKGROUND

SEATech Ventures Corp. (“the Company”) was incorporated on April 2, 2018 under the laws of the state of Nevada.

The Company, through its subsidiaries, engages in providing business mentoring, nurturing, incubating and corporate development advisory services to ICT and technology-based companies.

On May 2, 2018, the Company acquired 100% of the equity interests in SEATech Ventures Corp (herein referred as the “Malaysia Company”), a private limited company incorporated in Labuan, Malaysia.

On December 21, 2018, SEATech Ventures Corp, the Malaysia Company acquired SEATech Ventures (HK) Limited (herein referred as the “Hong Kong Company”), a private limited company incorporated in Hong Kong.

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

On January 03, 2022, SEATech Ventures (HK) Limited acquired 1 share, representing 100% equity interest of SEATech Ventures Sdn. Bhd., a Malaysia company, from the Chief Executive Officer, President, Secretary, Treasurer and Director, Mr. Chin Chee Seong, with consideration of MYR 1.

Details of the Company’s subsidiaries:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held

1.	SEATech Ventures Corp.	Labuan / March 12, 2018	100 ordinary shares of US$1 each	Investment holding	100%

2.	SEATech Ventures (HK) Limited	Hong Kong / January 30, 2018	1 ordinary share of HK$1	Business mentoring, nurturing and incubation, and corporate development advisory services	100%

3.	SEATech CVC Sdn. Bhd. (F.K.A. SEATech Bigorange CVC Sdn. Bhd.)	Malaysia / October 04, 2021	20,000 ordinary shares of MYR1 each	Dormant company	100%

4.	SEATech Ventures Sdn. Bhd.	Malaysia / May 27, 2021	1 ordinary share of MYR1 each	Provision of corporate advisory services	100%

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Basis of presentation

The consolidated financial statements for SEATech Ventures Corp. and its subsidiaries for the year ended December 31, 2022 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of SEATech Ventures Corp., its wholly owned subsidiaries, SEATech Ventures Corp., SEATech Ventures (HK) Limited, SEATech CVC Sdn. Bhd. (F.K.A. SEATech Bigorange CVC Sdn. Bhd.) and SEATech Ventures Sdn. Bhd. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted December 31 as its fiscal year end.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries in which the Company is the primary beneficiary. All inter-company accounts and transactions have been eliminated upon consolidation.

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Investments

Investments in equity securities

The Company accounts for its investments that represent less than 20% ownership, and for which the Company does not have the ability to exercise significant influence, using ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The Company measure investments in equity securities without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. Gains and losses on these securities are recognized in other income and expenses. At December 31, 2022, the Company had four investments in equity securities with carrying value of $5,065. At December 31, 2021, the Company had five investments in equity securities with carrying value of $5,265 (see Note 6).

Accounts receivable

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make an adjustment to the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended December 31, 2022, the Company incurred a net loss of $94,157, suffered an accumulated deficit of $594,080 and negative operating cash flow of $59,529. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its Chief Executive Officer cum shareholder. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Foreign currencies translation

The reporting currency of the Company and its subsidiaries in Labuan and Hong Kong, are United States Dollars (“US$”), while its subsidiaries in Malaysia, maintains the books and record in Ringgit Malaysia (“MYR”), being the primary currency of the economic environment in which these entities operate.

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

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended December 31,
	2022	2021

Year-end RM : US$1 exchange rate	4.40	4.17
Year-average RM : US$1 exchange rate	4.40	4.14
Year-end HK$: US$1 exchange rate	7.81	7.80
Year-average HK$ : US$1 exchange rate	7.83	7.77

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

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning January 1, 2023 as the Company is qualified as a smaller reporting company. The Company is currently evaluating the impact ASU 2019-05 may have on its consolidated financial statements.

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

On August 27, 2018, the Company issued 10,000,000 shares of restricted common stock to STVC Talent Sdn. Bhd., a company incorporated in Malaysia with a par value of $0.0001 per share, for additional working capital of $1,000.

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

As of December 31, 2022, SEATech Ventures Corp. has an issued and outstanding common share of 92,519,843.

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. ACCOUNT RECEIVABLE

	As of December 31, 2022 (Audited)	As of December 31, 2021 (Audited)
Account receivable	$120,000	$-
Total account receivable	$120,000	$-

The account receivable represents receivable amount from a company where the Company owns 14.76% interest, which is trade in nature and subject to normal trade term.

5. AMOUNT DUE FROM A RELATED PARTY

The amount due is unsecured, interest free and has no fixed terms of repayment.

6. AMOUNT DUE FROM CORPORATE SHAREHOLDER OF A SUBSIDIARY

The amount due is unsecured, interest free and has no fixed terms of repayment.

7. INVESTMENT IN OTHER COMPANIES

	As of	As of
	December 31, 2022 (Audited)	December 31, 2021 (Audited)
AsiaFIN Holdings Corp[1]	1,015	1,015
Pentaip Technology Inc.[2]	-	200
Angkasa-X Holdings Corp.[3]	1,300	1,300
JOCOM Holdings Corp.[4]	850	850
catTHIS Holdings Corp. [5]	1,900	1,900

Total investment in other companies	$5,065	$5,265

[1]	On December 24, 2019, the Company has invested in AsiaFIN Holdings Corp. during the private placement stage. AsiaFIN Holdings Corp. is a company providing business technology solutions to its clients. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation service to AsiaFIN Holdings Corp. The investment in AsiaFIN Holdings Corp. is a strategic investment of the Company and the Company’s efforts on nurturing and providing collaborating and networking opportunities to ICT entrepreneurs across Asia. The investment is also aligning with the Company’s focus on the ICT industry. As of December 31, 2022, the Company acquired 13.64% interest in AsiaFIN Holdings Corp.

[2]	On January 11, 2021, the Company has invested in Pentaip Technology Inc. during the private placement stage. Pentaip Technology Inc. is a company providing wealth management services with integration of Artificial Intelligence (AI) by using mathematical algorithms to make investment decisions with no human supervision. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation services to Pentaip Technology Inc. The investment in Pentaip Technology Inc. is a strategic investment of the Company. Subsequently on January 7, 2022, the Company withdrew its investment in Pentaip Technology Inc. and the fund invested was being refunded to the Company.

[3]	On February 5, 2021, the Company has invested in Angkasa-X Holdings Corp. during the private placement stage. Angkasa-X Holdings Corp. is a company focuses on research and development and commercializes on intellectual property design for communication satellites. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation services to Angkasa-X Holdings Corp. The investment in Angkasa-X Holdings Corp. is a strategic investment of the Company. As of December 31, 2022, the Company acquired 5.68 % interest in Angkasa-X Holdings Corp.

[4]	On June 1, 2021, the Company has invested in JOCOM Holdings Corp. during the private placement stage. JOCOM Holdings Corp. is a company focuses on m-commerce (Mobile commerce) platform specialized in online groceries and shopping. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation services to JOCOM Holdings Corp. The investment in JOCOM Holdings Corp. is a strategic investment of the Company. As of December 31, 2022, the Company acquired 14.76 % interest in JOCOM Holdings Corp.

[5]	On August 30, 2021, the Company has invested in catTHIS Holdings Corp. during the private placement stage. catTHIS Holdings Corp. is a company that providing digital marketing service by using technologies such as mobile application known as “catTHIS App”. catTHIS App serve as a marketing tool which provides free digital catalog management platform that gives its users the ability to upload and share PDF catalogs anywhere and from any device. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation services to catTHIS Holdings Corp. The investment in catTHIS Holdings Corp. is a strategic investment of the company. As of December 31, 2022, the Company acquired 14.99 % interest in catTHIS Holdings Corp.

8. ACCOUNT PAYABLE

	As of December 31, 2022 (Audited)	As of December 31, 2021 (Audited)
Account payable	$96,000	$-
Total account payable	$96,000	$-

The account payable represents payable to a wholly owned subsidiary of a corporate shareholder which is trade in nature and subject to normal trade term.

9. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of	As of
	December 31, 2022 (Audited)	December 31, 2021 (Audited)
Accrued audit fees	$19,203	$26,486
Accrued professional fees	1,541	5,664
Accrued expenses	36,628	1,244

Total payables and accrued liabilities	$57,372	$33,394

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

10. AMOUNT DUE TO A CORPORATE SHAREHOLDER

The amount due to a corporate shareholder represents amount payable for the refund of sponsorship for events concluded during the financial year, which is unsecured, interest free and payable on demand.

11. INCOME TAXES

For the year ended December 31, 2022 and year ended December 31, 2021, the local (United States) and foreign components of (loss) / profit before income taxes were comprised of the following:

	For the year ended December 31, 2022	For the year ended December 31, 2021

Tax jurisdictions from:
- Local	$(58,780)	$(45,151)
- Foreign, representing
Labuan	(52,009)	(50,456)
Hong Kong	19,165	(5,379)
Malaysia	(2,533)	(664)
Loss before income tax	$(94,157)	$(101,650)

The provision for income taxes consisted of the following:

	For the year ended December 31, 2022	For the year ended December 31, 2021

Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Malaysia and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of December 31, 2022, the operations in the United States of America incurred $393,386 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $314,709 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Labuan

Under the current laws of the Labuan, SEATech Ventures Corp. is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of its assessable profit.

Hong Kong

SEATech Ventures Corp. is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

Malaysia

SEATech CVC Sdn. Bhd. and SEATech Ventures Sdn. Bhd. are subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range from 17% to 24% on its assessable income.

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

12. COMMITMENTS AND CONTINGENCIES

As of December 31, 2022 and 2021, the Company has no commitments or contingencies involved.

13. RELATED PARTY TRANSACTIONS

For the years ended December 31, 2022 and 2021 the Company has following transactions with related parties:

	For the year ended December 31, 2022 (Audited)	For the year ended December 31, 2021 (Audited)
Company Secretary Fees:
- Related party A	$9,242	$8,138

Professional Fees:
- Related party A	$9,000	$9,280

Sales
- Related party A	$-	$11,640
- Related party B	-	147,400
- Related party C	280,000	104,200
- Related party D	160,000	104,200
- Related party E	87,089	-

Cost of Sales
- Related party A	$366,300	$307,700

Total	$911,631	$692,558

The related party A, through its wholly owned subsidiaries is a 34.06% shareholder of the Company.

Related party B represents company where the Company owns 13.64% interest in the company.

Related party C represents company where the Company owns 14.76% interest in the company.

Related party D represents company where the Company owns 14.99% interest in the company.

Related party E represents one of the corporate shareholders, owns 2.46% interest in the Company.

14. CONCENTRATIONS OF RISKS

(a) Major customers

For the years ended December 31, 2022 and 2021, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at year-end are presented as follows:

	For the year ended December 31
	2022	2021	2022	2021	2022	2021
	Revenues		Percentage of Revenues		Accounts Receivable, Trade
Customer A	$-	$147,400	-%	38%	$-	$-
Customer B	$280,000	$104,200	51%	27%	$120,000	$-
Customer C	$160,000	$104,200	29%	27%	$-	$-
Customer D	$87,089	$-	17%	-%	$-
	$527,089	$355,800	97%	92%	$120,000	$-

(b) Major vendors

For the years ended December 31, 2022 and 2021, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at year-end are presented as follows:

	For the year ended December 31
	2022	2021	2022	2021	2022	2021
	Purchases		Percentage of Purchases		Account Payable, Trade
Vendor A	$366,300	$307,700	81%	100%	$96,000	$-
	$366,300	$307,700	81%	100%	$96,000	$-

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

15. SEGMENT INFORMATION

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

The Company had no inter-segment sales for the years presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography:

	For the year ended December 31, 2022
	United States	Malaysia	Hong Kong	Total

Revenues	$-	$90,230	$457,865	$548,095
Cost of revenues	-	(87,753)	(366,300)	(454,053)
Net (loss) / income	(58,780)	(54,542)	19,165	(94,157)

Total assets	$10	$118,329	$142,919	$261,258

	For the year ended December 31, 2021
	United States	Malaysia	Hong Kong	Total

Revenues	$-	$-	$383,240	$383,240
Cost of revenues	-	-	(307,700)	(307,700)
Net loss	(45,151)	(51,120)	(5,379)	(101,650)

Total assets	$10	$100,486	$103,718	$204,214

*Revenues and costs are attributed to countries based on the location of customers.

16. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all subsequent events through the filing date of this Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2022, and events which occurred subsequently but were not recognized in the financial statements. During the year, there was no subsequent event that required recognition or disclosure.

