Form 10-Q
period 2023-03-31
SEATech Ventures Corp.
filed 2023-05-11
CIK 1763660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2023

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

B-23A-02, G-Vestor Tower, Pavilion Embassy,

200, Jalan Ampang, 50450 Kuala Lumpur, Malaysia.

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code +603 8408 1788

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2023
Common Stock, $.0001 par value	92,519,843

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2023 AND DECEMBER 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of March 31, 2023 (Unaudited)	As of December 31, 2022 (Audited)
ASSETS
CURRENT ASSETS
Accounts receivable	$235,550	$120,000
Deposits paid	188	-
Cash and cash equivalents	65,783	136,193

Total current assets	301,521	256,193

NON-CURRENT ASSETS
Investment in other companies	$5,715	$5,065

Total non-current assets	5,715	5,065

TOTAL ASSETS	$307,236	$261,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Account payable	$212,000	$96,000
Other payables and accrued liabilities	27,759	57,372
Amount due to a corporate shareholder	-	33,000
Total current liabilities	239,759	186,372

TOTAL LIABILITIES	$239,759	$186,372

STOCKHOLDERS’ EQUITY
Preferred shares, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	$-	$-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 92,519,843 shares issued and outstanding as of March 31, 2023 and December 31, 2022 respectively	9,252	9,252
Additional paid-in capital	659,958	659,958
Accumulated other comprehensive loss	(248)	(244)
Accumulated deficit	$(601,485)	$(594,080)

	$67,477	$74,886
TOTAL STOCKHOLDERS’ EQUITY	67,477	74,886

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$307,236	$261,258

See accompanying notes to consolidated financial statements.

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	For the period ended March 31, 2023 (Unaudited)	For the period ended March 31, 2022 (Unaudited)
REVENUE	$148,000	$-

COST OF REVENUE	(116,000)	-

GROSS PROFIT	32,000	-

OTHER INCOME	-	52

SELLING AND DISTRIBUTION EXPENSES	(805)	-

GENERAL AND ADMINISTRATIVE EXPENSES	(38,600)	(44,766)

LOSS BEFORE INCOME TAX	(7,405)	$(44,714)

INCOME TAXES PROVISION	-	-

NET LOSS	(7,405)	(44,714)

OTHER COMPREHENSIVE LOSS
Foreign exchange translation loss	(4)	(408)
COMPREHENSIVE LOSS	$(7,409)	$(45,122)

Net loss per share- Basic and diluted	(0.00008)	(0.0005)

Weighted average number of common shares outstanding - Basic and diluted	92,519,843	92,519,843

See accompanying notes to condensed consolidated financial statements.

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Three Months Ended March 31, 2023 (Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2022	92,519,843	$9,252	$659,958	$(244)	$(594,080)	$74,886
Foreign exchange translation loss	-	-	-	(4)	-	(4)
Net loss for the period	-	-	-	-	(7,405)	(7,405)
Balance as of March 31, 2023	92,519,843	9,252	659,958	(248)	(601,485)	67,477

Three Months Ended March 31, 2022 (Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER		NON-
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	CONTROLLING INTEREST	TOTAL EQUITY
Balance as of December 31, 2021	92,519,843	$9,252	$659,958	$(125)	$(499,923)	$1,658	$170,820
Step acquisition	-	-	-	-	-	(1,658)	(1,658)
Foreign exchange translation loss	-	-	-	(408)	-	-	(408)
Net loss for the period	-	-	-	-	(44,714)	-	(44,714)
Balance as of March 31, 2022	92,519,843	9,252	659,958	(533)	(544,637)	-	124,040

See accompanying notes to condensed consolidated financial statements.

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31, 2023 (Unaudited)	Three months ended March 31, 2022 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,405)	$(44,714)
Adjustments to reconcile net loss to net cash (used in)/generated from operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(115,550)	-
Account payable	116,000	-
Deposits paid, prepayments and other receivables	(188)	1,464
Deferred costs of revenue	-	(27,494)
Amount due from a related party	-	3,093
Amount due to a corporate shareholder	(33,000)	-
Other payables and accrued liabilities	(29,613)	(3,514)
Deferred revenue	-	120,071
Net cash (used in)/generated from operating activities	(69,756)	48,906

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in other companies	(650)	-
Refund of investment in other company	-	200
Net cash (used in)/generated from investing activities	$(650)	$200

Effect of exchange rate changes on cash and cash equivalents	(4)	(146)

Net change in cash and cash equivalents	(70,410)	48,960

Cash and cash equivalents, beginning of period	136,193	192,286
CASH AND CASH EQUIVALENTS, END OF PERIOD	$65,783	$241,246

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023

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

Details of the Company’s subsidiaries:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held

1.	SEATech Ventures Corp.	Labuan / March 12, 2018	100 ordinary shares of US$1 each	Investment holding	100%

2.	SEATech Ventures (HK) Limited	Hong Kong / January 30, 2018	1 ordinary share of HK$1 each	Business mentoring, nurturing and incubation, and corporate development advisory services	100%

3.	SEATech CVC Sdn. Bhd. (F.K.A. SEATech Bigorange CVC Sdn. Bhd.)	Malaysia / October 04, 2021	20,000 ordinary shares of MYR1 each	Dormant company	100%

4.	SEATech Ventures Sdn. Bhd.	Malaysia / May 27, 2021	1 ordinary share of MYR1 each	Provision of corporate advisory services	100%

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements for SEATech Ventures Corp. and its subsidiaries for the three months ended March 31, 2023 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of SEATech Ventures Corp. and its wholly owned subsidiaries, SEATech Ventures Corp., SEATech Ventures (HK) Limited, SEATech CVC Sdn. Bhd. and SEATech Ventures Sdn. Bhd.. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted December 31 as its fiscal year end.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The Condensed Consolidated Balance Sheet information as of December 31, 2022 was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2023. These financial statements should be read in conjunction with that report.

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

Investments

Investments in equity securities

The Company accounts for its investments that represent less than 20% ownership, and for which the Company does not have the ability to exercise significant influence, using ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The Company measure investments in equity securities without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. Gains and losses on these securities are recognized in other income and expenses. At March 31, 2023, the Company had five investments in equity securities with carrying value of $5,715 (see Note 6).

Accounts receivable

Accounts receivable are recorded at the invoiced amount less an allowance for expected credit losses. Management reviews the adequacy of the allowance for expected credit losses on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make an adjustment to the allowance when it is considered necessary.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended March 31, 2023, the Company incurred a net loss of $7,405, suffered an accumulated deficit of $601,485 and negative operating cash flow of $69,756. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its Chief Executive Officer cum shareholder. Management believes the existing shareholder or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023

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

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended March 31, 2023	As of and for the period ended March 31, 2022

Period-end RM : US$1 exchange rate	4.42	4.20
Period-average RM : US$1 exchange rate	4.39	4.19
Period-end HK$: US$1 exchange rate	7.85	7.83
Period-average HK$ : US$1 exchange rate	7.84	7.80

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023

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

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning January 1, 2023 as the Company is qualified as a smaller reporting company. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023

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

As of March 31, 2023, SEATech Ventures Corp has an issued and outstanding common share of 92,519,843.

4. ACCOUNTS RECEIVABLE

	As of March 31, 2023 (Unaudited)	As of December 31, 2022 (Audited)
Accounts receivable	$235,550	$120,000
Total accounts receivable	$235,550	$120,000

The accounts receivable includes receivable amount from companies where the Company owns equity interest, which are trade in nature and subject to normal trade term.

5. CASH AND CASH EQUIVALENTS

As of March 31, 2023, the Company recorded $65,783 of cash and cash equivalents which primarily consists of cash in bank.

6. INVESTMENT IN OTHER COMPANIES

	As of March 31, 2023 (Unaudited)	As of December 31, 2022 (Audited)
AsiaFIN Holdings Corp.[1]	$1,015	$1,015
Angkasa-X Holdings Corp.[2]	1,300	1,300
JOCOM Holdings Corp.[3]	850	850
catTHIS Holdings Corp. [4]	1,900	1,900
Celmonze Wellness Corporation [5]	650	-
Total investment in other companies	$5,715	$5,065

[1]	On December 24, 2019, the Company has invested in AsiaFIN Holdings Corp. during the private placement stage. AsiaFIN Holdings Corp is a company providing business technology solutions to its clients. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation services to AsiaFIN Holdings Corp. The investment in AsiaFIN Holdings Corp. is a strategic investment of the Company and the Company’s efforts on nurturing and providing collaborating and networking opportunities to ICT entrepreneurs across Asia. The investment is also aligning with the Company’s focus on the ICT industry. As of March 31, 2023, the Company acquired 13.64% interest in AsiaFIN Holdings Corp.

[2]	On February 5, 2021, the Company has invested in Angkasa-X Holdings Corp. during the private placement stage. Angkasa-X Holdings Corp is a company focuses on research and development and commercializes on intellectual property design for communication satellites. SEATech Ventures Corp also provides corporate development, mentoring, and incubation services to Angkasa-X Holdings Corp. The investment in Angkasa-X Holdings Corp. is a strategic investment of the Company. As of March 31, 2023, the Company acquired 5.68% interest in Angkasa-X Holdings Corp.

[3]	On June 1, 2021, the Company has invested in JOCOM Holdings Corp. during the private placement stage. JOCOM Holdings Corp. is a company focuses on m-commerce (Mobile commerce) platform specialized in online groceries and shopping. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation services to JOCOM Holdings Corp. The investment in JOCOM Holdings Corp. is a strategic investment of the Company. As of March 31, 2023, the Company acquired 14.76% interest in JOCOM Holdings Corp.

[4]	On August 30, 2021, the Company has invested in catTHIS Holdings Corp. during the private placement stage. catTHIS Holdings Corp. is a company that providing digital marketing service by using technologies such as mobile application known as “catTHIS App”. catTHIS App serve as a marketing tool which provides free digital catalog management platform that gives its users the ability to upload and share PDF catalogs anywhere and from any device. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation services to catTHIS Holdings Corp. The investment in catTHIS Holdings Corp. is a strategic investment of the Company. As of March 31, 2023, the Company acquired 14.99% interest in catTHIS Holdings Corp.

[5]	On March 8, 2023, the Company has invested in Celmonze Wellness Corporation during the private placement stage. Celmonze Wellness Corporation is a company focuses on beauty and wellness services. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation services to Celmonze Wellness Corporation. The investment in Celmonze Wellness Corporation is a strategic investment of the Company.

7. ACCOUNT PAYABLE

	As of March 31, 2023 (Unaudited)	As of December 31, 2022 (Audited)
Account payable	$212,000	$96,000
Total account payable	$212,000	$96,000

The account payable represents payable to a wholly owned subsidiary of a corporate shareholder which is trade in nature and subject to normal trade term.

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

8. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023 (Unaudited)	As of December 31, 2022 (Audited)
Accrued audit fees	$18,961	$19,203
Accrued expenses	3,172	1,541
Accrued professional fees	5,626	36,628
Total payables and accrued liabilities	$27,759	$57,372

9. INCOME TAXES

For the three months ended March 31, 2023 and 2022, the local (United States) and foreign components of (loss)/profit before income taxes were comprised of the following:

	Three months ended March 31, 2023 (Unaudited)	Three months ended March 31, 2022 (Unaudited)
Tax jurisdictions from:
Local	$(13,419)	$(15,170)
Foreign, representing
- Labuan	(10,854)	(15,553)
- Hong Kong	$17,653	$(12,902)
- Malaysia	(785)	(1,089)
Loss before income tax	$(7,405)	$(44,714)

The provision for income taxes consisted of the following:

	For the period ended March 31, 2023 (Unaudited)	For the period ended March 31, 2022 (Unaudited)
Current:
- Local	-	-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States Labuan and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of March 31, 2023, the operations in the United States of America incurred $406,805 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $325,444 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Labuan

Under the current laws of the Labuan, SEATech Ventures Corp is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit.

Hong Kong

SEATech Ventures (HK) Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

Malaysia

SEATech CVC Sdn. Bhd. and SEATech Ventures Sdn. Bhd are subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range from 15% to 24% on its assessable income.

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

10. COMMITMENTS AND CONTINGENCIES

As of March 31, 2023, the Company has no commitments or contingencies involved.

11. RELATED PARTY TRANSACTIONS

For the period ended March 31, 2023 and 2022, the Company has the following transactions with related party:

	For the period ended March 31, 2023 (Unaudited)	For the period ended March 31, 2022 (Unaudited)
Company Secretary Fees:
- Related party A	$1,350	$4,507

Professional Fees:
- Related party A	$1,800	$1,800

Sales
- Related party B	$25,000	$-
- Related party C	120,000	-

Cost of sales
- Related party A	$116,000	$-

Total	$264,150	$6,307

The related party A, through its wholly owned subsidiaries is a 34.06% shareholder of the Company.

Related party B represents company where the Company owns 13.64% percentage of the company.

Related party C represents company where the Company owns 14.99% percentage of the company.

12. CONCENTRATIONS OF RISKS

(a) Major customers

For the period ended March 31, 2023 and 2022, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	For the period ended March 31
	2023	2022	2023	2022	2023	2022
	Revenues		Percentage of Revenues		Accounts Receivable, Trade
Customer A	$25,000	$-	17%	-%	$12,500	$-
Customer B	120,000	-	81%	-%	120,000	-
	$145,000	$-	98%	-%	$132,500	$-

(b) Major vendors

For the period ended March 31, 2023 and 2022, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at period-end are presented as follows:

	For the period ended March 31
	2023	2022	2023	2022	2023	2022
	Purchases		Percentage of Purchases		Accounts Payable, Trade
Vendor A	$116,000	$-	100%	-%	$212,000	$-
	$116,000	$-	100%	-%	$212,000	$-

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

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography:

	For the period ended March 31, 2023
	United States	Malaysia	Hong Kong	Total

Revenues	$-	$-	$148,000	$148,000
Cost of revenues	-	-	116,000	116,000
Net (loss)/profit	(13,419)	(11,639)	17,653	(7,405)

Total assets	$10	$33,911	$273,315	$307,236

	For the period ended March 31, 2022
	United States	Malaysia	Hong Kong	Total

Revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Net loss	(15,170)	(16,642)	(12,902)	(44,714)

Total assets	$10	$78,974	$195,007	$273,991

*Revenues and costs are attributed to countries based on the location of customers.

14. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2023, and events which occurred subsequently but were not recognized in the financial statements. During the period, there was no subsequent event that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on March 30, 2023 (the “Form 10-K”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

At present, we have a physical office in Kuala Lumpur with address B-23A-02, G-Vestor Tower, Pavilion Embassy, 200, Jalan Ampang, 50450 Kuala Lumpur, Malaysia.

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

3

Results of Operation

For the three months ended March 31, 2023 and 2022

Revenues

For the three months ended March 31, 2023 and 2022, the Company has generated revenue of $148,000 and $0 respectively. The revenue represented income from provision of business mentoring, nurturing and incubation services relating to client businesses and corporate development advisory services.

Cost of Revenue and Gross Margin

For the three months ended March 31, 2023 and 2022, cost incurred arise in providing corporate development advisory services are $116,000 and $0 respectively. The Company generated gross profit of $32,000 and $0 for the three months ended March 31, 2023 and 2022 respectively.

Selling and marketing expenses

For the three months ended March 31, 2023 and 2022, we had selling and distribution expenses in the amount of $805 and $0 respectively, which were primarily comprised of marketing expenses and expenses incurred for selling of services.

General and administrative expenses

For the three months ended March 31, 2023 and 2022, we had general and administrative expenses in the amount of $38,600 and $44,766 respectively, which were primarily comprised of company renewal fee, employee salary, and employee reimbursement.

Net Loss

For the three months ended March 31, 2023 and 2022, the Company has incurred a net loss of $7,405 and $44,714 respectively. The losses are mainly derived from the general and administrative expenses.

4

Liquidity and Capital Resources

As of March 31, 2023 and 2022, we had cash and cash equivalents of $65,783 and $241,246. We expect increased levels of operating activities going forward will result in more significant cash flows.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations.

Cash (Used In)/Generated From Operating Activities

For the three months ended March 31, 2023, net cash used in operating activities was $69,756 and for the three months ended March 31, 2022, net cash generated from operating activities was $48,906.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2023.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2023, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None

7

ITEM 6. Exhibits

Exhibit No.	Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer*

32.1	Section 1350 Certification of principal executive officer *

32.2	Section 1350 Certification of principal financial officer *

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Schema Document*

101.CAL	Inline XBRL Calculation Linkbase Document*

101.DEF	Inline XBRL Definition Linkbase Document*

101.LAB	Inline XBRL Label Linkbase Document*

101.PRE	Inline XBRL Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATech Ventures Corp.
(Name of Registrant)

Date: May 11, 2023
	By:	/s/ CHIN CHEE SEONG
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer

Date: May 11, 2023	By:	/s/ TAN HOCK CHYE
	Title:	Chief Financial Officer

9