Form 10-Q
period 2023-06-30
SEATech Ventures Corp.
filed 2023-08-14
CIK 1763660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2023

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2023
Common Stock, $.0001 par value	92,519,843

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2023 AND DECEMBER 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of June 30, 2023 (Unaudited)	As of December 31, 2022 (Audited)
ASSETS
CURRENT ASSETS
Accounts receivable	$325,915	$120,000
Deposits paid	798	-
Cash and cash equivalents	40,056	136,193

Total current assets	366,769	256,193

NON-CURRENT ASSET
Investment in other companies	$5,715	$5,065

Total non-current asset	5,715	5,065

TOTAL ASSETS	$372,484	$261,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Account payable	$283,700	$96,000
Other payables and accrued liabilities	37,978	57,372
Deferred revenue	212	-
Amount due to a corporate shareholder	-	33,000
Total current liabilities	321,890	186,372

TOTAL LIABILITIES	$321,890	$186,372

STOCKHOLDERS’ EQUITY
Preferred shares, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	$-	$-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 92,519,843 shares issued and outstanding as of June 30, 2023 and December 31, 2022 respectively	9,252	9,252
Additional paid-in capital	659,958	659,958
Accumulated other comprehensive loss	(244)	(244)
Accumulated deficit	$(618,372)	$(594,080)

	$50,594	$74,886
TOTAL STOCKHOLDERS’ EQUITY	50,594	74,886

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$372,484	$261,258

See accompanying notes to consolidated financial statements.

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2023 and 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
	$	$	$	$
REVENUE	100,340	320,000	248,340	320,000

COST OF REVENUE	(71,700)	(256,000)	(187,700)	(256,000)

GROSS PROFIT	28,640	64,000	60,640	64,000

OTHER INCOME	-	1,452	-	1,504

SELLING AND DISTRIBUTION EXPENSES	-	-	(805)	-

GENERAL AND ADMINISTRATIVE EXPENSES	(45,527)	(51,395)	(84,127)	(96,161)

(LOSS)/ PROFIT BEFORE INCOME TAX	(16,887)	14,057	(24,292)	(30,657)

INCOME TAX PROVISION	-	-	-	-

NET (LOSS)/ PROFIT	(16,887)	14,057	(24,292)	(30,657)

OTHER COMPREHENSIVE (LOSS)/ INCOME
Foreign exchange translation gain	4	1,497	-	1,089
COMPREHENSIVE (LOSS)/ INCOME	(16,883)	15,554	(24,292)	(29,568)

NET (LOSS)/ INCOME PER SHARE – BASIC AND DILUTED	(0.0002)	0.0002	(0.0003)	(0.0003)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	92,519,843	92,519,843	92,519,843	92,519,843

See accompanying notes to condensed consolidated financial statements.

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2023 and 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Six Months Ended June 30, 2023 (Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2022	92,519,843	$9,252	$659,958	$(244)	$(594,080)	$74,886
Foreign exchange translation loss	-	-	-	-	-	-
Net loss for the period	-	-	-	-	(24,292)	(24,292)
Balance as of June 30, 2023	92,519,843	9,252	659,958	(244)	(618,372)	50,594

Six Months Ended June 30, 2022 (Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER		NON-
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	CONTROLLING INTEREST	TOTAL EQUITY
Balance as of December 31, 2021	92,519,843	$9,252	$659,958	$(125)	$(499,923)	$1,658	$170,820
Step acquisition	-	-	-	-	-	(1,658)	(1,658)
Foreign exchange translation gain	-	-	-	1,214	-	-	1,214
Net loss for the period	-	-	-	-	(30,657)	-	(30,657)
Balance as of June 30, 2022	92,519,843	9,252	659,958	1,089	(530,580)	-	139,719

See accompanying notes to condensed consolidated financial statements.

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 and 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended June 30, 2023 (Unaudited)	Six months ended June 30, 2022 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,292)	$(30,657)
Adjustments to reconcile net loss to net cash (used in) / generated from operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(205,915)	-
Account payable	187,700	-
Deposits paid, prepayments and other receivables	(798)	1,473
Deferred cost of revenue	-	(33,016)
Amount due to a corporate shareholder	(33,000)	-
Other payables and accrued liabilities	(19,394)	(11,002)
Deferred revenue	212	128,502
Net cash (used in) / generated from operating activities	$(95,487)	$55,300

CASH FLOWS FROM INVESTING ACTIVITY:
Investment in other companies	(650)	-
Refund of investment in other company	-	200
Net cash (used in) / generated from investing activity	$(650)	$200

Effect of exchange rate changes on cash and cash equivalents	-	4,568

Net change in cash and cash equivalents	(96,137)	60,068

Cash and cash equivalents, beginning of period	136,193	192,286
CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,056	$252,354

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023

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

FOR THE SIX MONTHS ENDED JUNE 30, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements for SEATech Ventures Corp. and its subsidiaries for the six months ended June 30, 2023 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of SEATech Ventures Corp. and its wholly owned subsidiaries, SEATech Ventures Corp., SEATech Ventures (HK) Limited, SEATech CVC Sdn. Bhd. and SEATech Ventures Sdn. Bhd.. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted December 31 as its fiscal year end.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The Condensed Consolidated Balance Sheet information as of December 31, 2022 was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2023. These financial statements should be read in conjunction with that report.

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

Investments

Investments in equity securities

The Company accounts for its investments that represent less than 20% ownership, and for which the Company does not have the ability to exercise significant influence, using ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The Company measure investments in equity securities without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. Gains and losses on these securities are recognized in other income and expenses. At June 30, 2023, the Company had five investments in equity securities with carrying value of $5,715 (see Note 6).

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

FOR THE SIX MONTHS ENDED JUNE 30, 2023

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended June 30, 2023, the Company incurred a net loss of $24,292, suffered an accumulated deficit of $618,372 and negative operating cash flow of $95,487. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2023

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

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended June 30, 2023	As of and for the period ended June 30, 2022

Period-end RM : US$1 exchange rate	4.67	4.41
Period-average RM : US$1 exchange rate	4.45	4.29
Period-end HK$: US$1 exchange rate	7.84	7.85
Period-average HK$ : US$1 exchange rate	7.84	7.83

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

FOR THE SIX MONTHS ENDED JUNE 30, 2023

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

Recently Adopted Accounting Standards

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topics 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. In November 2019, the FASB issued ASU 2019-10 highlighted the adoption timeline. For smaller reporting entities, Topic 326 is effective for annual periods beginning after December 15, 2022, including interim period within those fiscal years, of which is effective for the Company on January 1, 2023.

Credit loss rate is determined by historical collection based on aging schedule, adjusted for current conditions using reasonable and supportable forecast. Based on the aging categorization and the adjusted loss per category, an allowance for credit losses is calculated by multiplying the adjusted loss rate with the amortized cost in the respective age category.

Recently Issued Accounting Standard

The Company reviews new accounting standards as issued. Management has not identified any other new standards that is believes will have a significant impact on the Company’s financial statements.

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023

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

As of June 30, 2023, SEATech Ventures Corp has an issued and outstanding common share of 92,519,843.

4. ACCOUNTS RECEIVABLE

	As of June 30, 2023 (Unaudited)	As of December 31, 2022 (Audited)
Accounts receivable	$325,915	$120,000
Total accounts receivable	$325,915	$120,000

The accounts receivable includes receivable amount from companies where the Company owns equity interest, which are trade in nature and subject to normal trade term.

5. CASH AND CASH EQUIVALENTS

As of June 30, 2023, the Company recorded $40,056 of cash and cash equivalents which primarily consists of cash in bank.

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

6. INVESTMENT IN OTHER COMPANIES

	As of June 30, 2023 (Unaudited)	As of December 31, 2022 (Audited)
AsiaFIN Holdings Corp.[1]	$1,015	$1,015
Angkasa-X Holdings Corp.[2]	1,300	1,300
JOCOM Holdings Corp.[3]	850	850
catTHIS Holdings Corp. [4]	1,900	1,900
Celmonze Wellness Corporation [5]	650	-
Total investment in other companies	$5,715	$5,065

[1]	On December 24, 2019, the Company has invested in AsiaFIN Holdings Corp. during the private placement stage. AsiaFIN Holdings Corp is a company providing business technology solutions to its clients. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation services to AsiaFIN Holdings Corp. The investment in AsiaFIN Holdings Corp. is a strategic investment of the Company and the Company’s efforts on nurturing and providing collaborating and networking opportunities to ICT entrepreneurs across Asia. The investment is also aligning with the Company’s focus on the ICT industry. As of June 30, 2023, the Company acquired 12.26% interest in AsiaFIN Holdings Corp.

[2]	On February 5, 2021, the Company has invested in Angkasa-X Holdings Corp. during the private placement stage. Angkasa-X Holdings Corp is a company focuses on research and development and commercializes on intellectual property design for communication satellites. SEATech Ventures Corp also provides corporate development, mentoring, and incubation services to Angkasa-X Holdings Corp. The investment in Angkasa-X Holdings Corp. is a strategic investment of the Company. As of June 30, 2023, the Company acquired 5.68% interest in Angkasa-X Holdings Corp.

[3]	On June 1, 2021, the Company has invested in JOCOM Holdings Corp. during the private placement stage. JOCOM Holdings Corp. is a company focuses on m-commerce (Mobile commerce) platform specialized in online groceries and shopping. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation services to JOCOM Holdings Corp. The investment in JOCOM Holdings Corp. is a strategic investment of the Company. As of June 30, 2023, the Company acquired 14.76% interest in JOCOM Holdings Corp.

[4]	On August 30, 2021, the Company has invested in catTHIS Holdings Corp. during the private placement stage. catTHIS Holdings Corp. is a company that providing digital marketing service by using technologies such as mobile application known as “catTHIS App”. catTHIS App serve as a marketing tool which provides free digital catalog management platform that gives its users the ability to upload and share PDF catalogs anywhere and from any device. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation services to catTHIS Holdings Corp. The investment in catTHIS Holdings Corp. is a strategic investment of the Company. As of June 30, 2023, the Company acquired 14.99% interest in catTHIS Holdings Corp.

[5]	On March 8, 2023, the Company has invested in Celmonze Wellness Corporation during the private placement stage. Celmonze Wellness Corporation is a company focuses on beauty and wellness services. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation services to Celmonze Wellness Corporation. The investment in Celmonze Wellness Corporation is a strategic investment of the Company. The private placement of Celmonze Wellness Corporation is on-going as of June 30, 2023.

7. ACCOUNT PAYABLE

	As of June 30, 2023 (Unaudited)	As of December 31, 2022 (Audited)
Account payable	$283,700	$96,000
Total account payable	$283,700	$96,000

The account payable represents payable to a wholly owned subsidiary of a corporate shareholder which is trade in nature and subject to normal trade term.

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

8. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023 (Unaudited)	As of December 31, 2022 (Audited)
Accrued audit fees	$21,446	$19,203
Accrued expenses	3,000	1,541
Accrued professional fees	13,532	36,628
Total payables and accrued liabilities	$37,978	$57,372

9. DEFERRED REVENUE

For service contracts where the performance obligation is not completed, deferred revenue is recorded for any payments received in advance of the performance obligation.

10. INCOME TAXES

For the six months ended June 30, 2023 and 2022, the local (United States) and foreign components of (loss)/profit before income taxes were comprised of the following:

	Six months ended June 30, 2023 (Unaudited)	Six months ended June 30, 2022 (Unaudited)
Tax jurisdictions from:
Local	$(28,204)	$(27,580)
Foreign, representing
- Labuan	(25,455)	(27,718)
- Hong Kong	$32,059	$25,502
- Malaysia	(2,692)	(861)
Loss before income tax	$(24,292)	$(30,657)

The provision for income taxes consisted of the following:

	For the period ended June 30, 2023 (Unaudited)	For the period ended June 30, 2022 (Unaudited)
Current:
- Local	-	-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States Labuan and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of June 30, 2023, the operations in the United States of America incurred $421,591 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $337,273 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Labuan

Under the current laws of the Labuan, SEATech Ventures Corp is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit.

Hong Kong

SEATech Ventures (HK) Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. As of June 30, 2023, the operations in the Hong Kong incurred $7,468 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 16.5%. The Company has provided for a full valuation allowance of $1,232 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

SEATech CVC Sdn. Bhd. and SEATech Ventures Sdn. Bhd are subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range from 15% to 24% on its assessable income.

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

11. COMMITMENTS AND CONTINGENCIES

As of June 30, 2023, the Company has no commitments or contingencies involved.

12. RELATED PARTY TRANSACTIONS

For the period ended June 30, 2023 and 2022, the Company has the following transactions with related party:

	For the period ended June 30, 2023 (Unaudited)	For the period ended June 30, 2022 (Unaudited)
Company Secretary Fees:
- Related party A	$6,570	$7,095

Professional Fees:
- Related party A	$3,600	$3,600

Sales
- Related party A	$11,640	$-
- Related party B	12,500	-
- Related party C	120,000	160,000
- Related party D	-	160,000
- Related party E	104,200	-

Cost of sales
- Related party A	$187,700	$256,000

Total	$446,210	$586,695

The related party A, through its wholly owned subsidiaries is a 34.06% shareholder of the Company.

Related party B represents company where the Company owns 12.26% percentage of the company.

Related party C represents company where the Company owns 14.99% percentage of the company.

Related party D represents company where the Company owns 14.76% percentage of the company.

Related party E represents company where the Company has invested in.

13. CONCENTRATIONS OF RISKS

(a) Major customers

For the period ended June 30, 2023 and 2022, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	For the period ended June 30
	2023	2022	2023	2022	2023	2022
	Revenues		Percentage of Revenues		Accounts Receivable, Trade
Customer A	$120,000	$160,000	48%	50%	$120,000	$-
Customer B	-	160,000	-%	50%	-	-
Customer C	104,200	-	42%	-	104,200	-
	$224,200	$320,000	90%	100%	$224,200	$-

(b) Major vendors

For the period ended June 30, 2023 and 2022, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at period-end are presented as follows:

	For the period ended June 30
	2023	2022	2023	2022	2023	2022
	Purchases		Percentage of Purchases		Accounts Payable, Trade
Vendor A	$187,700	$256,000	100%	100%	$283,700	$-
	$187,700	$256,000	100%	100%	$283,700	$-

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

FOR THE SIX MONTHS ENDED JUNE 30, 2023

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography:

	For the period ended June 30, 2023
	United States	Malaysia	Hong Kong	Total

Revenues	$-	$-	$248,340	$248,340
Cost of revenues	-	-	(187,700)	(187,700)
Net (loss) / income	(28,204)	(28,147)	32,059	(24,292)

Total assets	$10	$36,960	$335,514	$372,484

	For the period ended June 30, 2022
	United States	Malaysia	Hong Kong	Total

Revenues	$-	$-	$320,000	$320,000
Cost of revenues	-	-	(256,000)	(256,000)
Net income / (loss)	(27,580)	(28,579)	25,502	(30,657)

Total assets	$10	$145,559	$145,043	$290,612

*Revenues and costs are attributed to countries based on the location of customers.

15. SUBSEQUENT EVENTS

Acquisition of Just Supply Chain Limited, a British Virgin Islands company

On July 12, 2023, the Company entered into an agreement to acquire 100% of the issued and outstanding shares of Just Supply Chain Limited, a British Virgin Islands company (“JSCL”), from Lee Wai Mun, Tai Kau @ Tai Fah Chong, Wong Tien Erl, Lee Han Cien, Lee Wai Chun, Eik Chu Yew, Wong Po Leng and Tok Kai Weei, at a consideration of $17,465,328.

The principal activity of JSCL is engaging in online logistic booking platform for customers in Malaysia to book delivery services via the “JustLorry” App available in both Android and Apple IOS devices through its wholly-owned subsidiary, Just Supply Chain Sdn. Bhd. (“JSCSB”), a private limited company in Malaysia.

The Company will make settlement via issuance of 21,831,660 new restricted Common Stock and the acquisition is targeted to accomplish before end of September 30, 2023.

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

At present, we have a physical office in Kuala Lumpur with address 11-05 & 11-06, Tower A, Ave 3 Vertical Business Suite, Jalan Kerinchi, Bangsar South, 59200 Kuala Lumpur, Wilayah Persekutuan Kuala Lumpur, Malaysia.

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

3

Results of Operation

For the three months and six months ended June 30, 2023 and 2022

Revenues

For the three and six months ended June 30, 2023, the Company has generated revenue of $100,340 and $248,340 respectively, while for three and six months ended June 30, 2022, the Company has generated revenue of $320,000. The revenue represented income from provision of business mentoring, nurturing and incubation services relating to client businesses and corporate development advisory services.

Cost of Revenue and Gross Margin

For the three and six months ended June 30, 2023, cost incurred arise in providing corporate development advisory services are $71,700 and $187,700 respectively, while for the three and six months ended June 30, 2022, cost incurred arise in providing corporate development advisory services are $256,000. Our gross margin for the three and six months ended June 30, 2023 are $28,640 and $60,640 respectively, gross margin for the three and six months ended June 30, 2022 are $64,000.

Selling and distribution expenses

For the three and six months ended June 30, 2023, we had selling and distribution expenses in the amount of $0 and $805 respectively, while for the three and six months ended June 30, 2022, we had selling and distribution expenses in the amount of $0, which were primarily comprised of marketing expenses and expenses incurred for selling of services.

General and administrative expenses

For the three and six months ended June 30, 2023, we had general and administrative expenses in the amount of $45,527 and $84,127, while for the three and six months ended June 30, 2022, we had general and administrative expenses in the amount of $51,395 and $96,161, which were primarily comprised of company renewal fee, employee salary, and employee reimbursement.

Net (Loss)/Profit

For the three and six months ended June 30, 2023, the Company incurred net loss of $16,887 and $24,292 respectively.

For the three months ended June 30, 2022, the Company generated net profit of $14,057 and incurred a net loss of $30,657 for the six months ended June 30, 2022. The losses are mainly derived from the general and administrative expenses.

4

Liquidity and Capital Resources

As of June 30, 2023 and 2022, we had cash and cash equivalents of $40,056 and $252,354. We expect increased levels of operating activities going forward will result in more significant cash flows.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations.

Cash (Used In)/Generated From Operating Activities

For the six months ended June 30, 2023, net cash used in operating activities was $95,487 and for the six months ended June 30, 2022, net cash generated from operating activities was $55,300.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2023.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2023, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SEATech Ventures Corp.
(Name of Registrant)

Date: August 14, 2023
	By:	/s/ CHIN CHEE SEONG
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer

Date: August 14, 2023	By:	/s/ TAN HOCK CHYE
	Title:	Chief Financial Officer

9