Form 10-K/A
period 2022-12-31
SEATech Ventures Corp.
filed 2023-12-26
CIK 1763660

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

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Sources:

IDC Corporate USA: https://www.idc.com/promo/global-ict-spending/regional-markets

1. IDC Corporate USA; see the section titled “New Technologies:”

ICT Industry – Hong Kong

Hong Kong’s role as a leading business center in the Asia region can be evidenced by its advanced telecommunications infrastructure. According to Global Information Technology Report 2016 by the World Economic Forum, Hong Kong is in the third rank in Asia (12th in the world) in the Networked Readiness Index, indicating Hong Kong’s advanced position in telecommunications infrastructure, regulatory environment, and business readiness of using information technology. 2 The ICT sector of Hong Kong is among the most advanced in the world. According to the annual global ICT Development Index published by ITU in November 2017, Hong Kong ranked second in Asia after Korea, and sixth in the world. 3

The industry of information and communications in Hong Kong had generated HK$84.1 billion (US$10.7 billion) of value added during 2016, contributing to 3.5% of GDP. In term of industry data, Hong Kong had household broadband penetration rate at 92.6% (as at February 2018). 4 The Hong Kong Internet connection speeds are among the highest in the world, according to the Office of the Communication Authority. In Hong Kong, IT products and services suppliers were the largest category of IT users, accounting for 34.2% of total IT employment, followed by the wholesale, retail, import/export, restaurants and hotels sector (28.8%), the financing, insurance, real estate and business services sector (17.9%), and the community, social and personal services sector (11.4%).4

Hong Kong’s ICT spending is on track to grow 3.8% in 2018 to HK$144.42 billion, according to the latest projections from Gartner. Total spending on technology and products in the market is projected to turnaround following a 9.2% decline in spending in 2017, and grow a further 1.9% in 2019 to reach HK$147.19 billion. Communications services will remain the largest category overall, but total spending in this category is projected to decline slightly from 2017 to HK$49 billion. Spending on devices by contrast will increase significantly to HK$47.9 billion, taking it closer to becoming the top spending category in the Hong Kong market. Spending on software will also increase by 9.2% to HK$13.15 billion, and the IT services segment will grow 3.5% to HK$28.4 billion. Data center systems spending will by contrast stay mostly flat at HK$5.89 billion. 5

Hong Kong government has put in place initiatives to foster the ICT industry development, which included funding support, provision of infrastructure, international cooperation and manpower development. One of the examples will be The Smart City Blueprint, which unveiled in December 2017, maps out development plans for the next five years to enhance Hong Kong sustainability by making use of innovation and technology. The Hong Kong government’s Innovation and Technology Fund (ITF) has provided an alternative source of funding for the IT industry. As of end-March 2018, the ITF had approved 7,359 funding applications on projects with a total of HK$ 14 billion. Last but not least, Hong Kong has a large pool of skilled ICT professionals, providing services to clients spanning a wide range of businesses. According to the 2016 Manpower Survey Report conducted by the VTC, 87,794 persons were employed in principal jobs of the IT sector.6

Sources:

Hong Kong Trade Development Council: http://hong-kong-economy-research.hktdc.com/business-news/article/Hong-Kong-Industry-Profiles/Information-and-Communications-Technology-Industry-in-Hong-Kong/hkip/en/1/1X000000/1X006NLI.htm

Computer World Kong Kong: https://www.cw.com.hk/it-hk/hk-ict-market-forecast-to-grow-3-8-year

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

The exact details of our mentoring program will be adjusted on a case-by-case basis, but will follow a certain basic structure. Our primary focus will be to provide domain knowledge in delivering ICT-enriched learning experiences and best practices through our years of experience in the ICT and tech-based industry. We intend to provide professional industry-based advice, conduct market analysis, track performance metrics and corporate development advisory on ASIA-wide ICT aspects. The Company intends to conduct feasibility report based on the industry average using comparison of common firms’ performance within the ICT industry.

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

Our director cum Chief Executive Officer, Chin Chee Seong, director, Seah Kok Wah and Chief Financial Officer, Tan Hock Chye have flexible working hours, up to 30 hours per week, but are prepared to devote more time if necessary.

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

As of December 31, 2022, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (ICIF-2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2022 based on criteria established in COSO Internal Control - Integrated Framework (ICIF-2013).

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

SEATECH VENTURES CORP.
(Name of Registrant)

Date: December 26, 2023	By:	/s/ CHIN CHEE SEONG
	Title:	Chief Executive Officer,
President, Director, Secretary and Treasurer

Date: December 26, 2023	By:	/s/ TAN HOCK CHYE
	Title:	Chief Financial Officer

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

SEATECH VENTURES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	For the year ended December 31, 2022 (Audited)	For the year ended December 31, 2021 (Audited)
REVENUE	$548,095	$383,240

COST OF REVENUE	(454,053)	(307,700)

GROSS PROFIT	$94,042	$75,540

OTHER INCOME	1,936	1,546

SELLING AND DISTRIBUTION EXPENSES	(7,613)	(3,079)

GENERAL AND ADMINISTRATIVE EXPENSES	(182,522)	(175,657)

LOSS BEFORE INCOME TAX	$(94,157)	$(101,650)

INCOME TAXES PROVISION	-	-

NET LOSS	(94,157)	(101,650)

OTHER COMPREHENSIVE LOSS
Foreign exchange translation loss	(119)	(12)
COMPREHENSIVE LOSS	$(94,276)	$(101,662)

NET LOSS ATTRIBUTABLE TO:
Shareholders	(94,157)	(101,386)
Non-controlling interests	-	(264)
NET LOSS FOR THE YEAR	(94,157)	(101,650)

OTHER COMPREHENSIVE LOSS ATTRIBUTABLE TO:
Shareholders	(119)	(3)
Non-controlling interests	-	(9)
OTHER COMPREHENSIVE LOSS FOR THE YEAR	(119)	(12)
Net loss per share- Basic and diluted (cent)	(0.09)	(0.11)

Weighted average number of common shares outstanding - Basic and diluted	92,519,843	92,519,843

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

