Form 10-K
period 2023-12-31
SEATech Ventures Corp.
filed 2024-05-10
CIK 1763660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2023

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

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

Not Applicable

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2024
Common Stock, $.0001 par value	114,351,503

SEATech Ventures Corp.

FORM 10-K

For the Fiscal Year Ended December 31, 2023

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

Further as part of our expansion plan, on September 20, 2022 Greenpro Capital Corp., a related party (NASDAQ: GRNQ) appointed SEATech Ventures (HK) Limited as a listing sponsor to engage potential token issuers to list on Green-X, the World’s first Shariah-Compliant ESG (environment, social and governance) Digital Asset Exchange (“DAX”) in Labuan, Malaysia. According to global consulting firm BCG, the asset tokenization market will grow 50 times from US$310 billion in this year, to US$16.1 trillion by 2030, driven by demand from a wide range of investors for greater access to private markets (Source: World Economic Forum – Global Agenda Council, BCG Analysis). As a DAX listing sponsor, SEATech Ventures (HK) Limited focus on digital/physical asset-backed companies in the STO (security token offering) listing on Green-X.

ICT Industry in Asia

The ICT industry in Asia continues to show significant expansion and vitality, especially in the realms of the Internet of Things (IoT) and robotics. This growth is predominantly fueled by major manufacturing sectors in countries like China. The strategic deployment of these technologies address some of Asia’s crucial challenges such as aging populations and labor shortages, as exemplified by Japan’s integration of robotics.

Smart city initiatives are becoming increasingly prominent across Asia, spurred by high mobile device penetration. This technological leap allows several Asian countries to skip traditional infrastructural phases and adopt more advanced solutions directly. Despite these advancements, the broad adoption of transformative software solutions remains a considerable challenge that could drive deeper economic impacts if resolved1.

Economically, the influence of IoT is profound, with its expansion in sectors like manufacturing and transportation helping to propel new technology revenues toward the $1 trillion mark annually. Forecasts indicate that emerging technologies such as robotics, drones, AR/VR headsets, and their associated software and services are set to experience substantial growth. Specifically, the IoT market in Asia is expected to reach about $398 billion by 2025, according to a report by GlobalData.

The robotics market in Asia is also on a rapid ascent, anticipated to exceed $130 billion by 2025, driven by industrial and service sector applications, according to the International Federation of Robotics. Meanwhile, the AR and VR market in Asia could see revenues hitting $70.8 billion by 2024, driven by increasing demand in gaming, training, and industrial applications.

Looking to the future, the next three years are poised to see a dynamic shift as the ICT sector gears up for a new growth surge. Businesses are moving from prototyping to broader deployment of cutting-edge technologies such as augmented reality devices and AI-powered robots. This transition underscores the promising outlook for Asia’s ICT industry, positioning it as a global leader in technology adoption and innovation. This period of robust technological advancement and economic contribution paints a promising future for the ICT sector across Asia.

Sources:

IDC Corporate USA: https://www.idc.com/promo/global-ict-spending/regional-markets

GlobalData Report Store: https://www.globaldata.com/data/

1. IDC Corporate USA; see the section titled “New Technologies:”

ICT Industry – Hong Kong

Hong Kong’s role as a leading business center in the Asia region can be evidenced by its advanced telecommunications infrastructure. According to the IMD World Digital Competitiveness Ranking 2022, as published by the IMD World Competitiveness Centre, Hong Kong was ranked third in Asia and ninth in the world.

The industry of information and communications in Hong Kong had generated HK$95.6 billion (US$12.3 billion) of value added in 2021, contributing to 3.3% of GDP. In term of industry data, Hong Kong had household broadband penetration rate at 99.5% (as at April 2022). The Hong Kong Internet connection speeds are among the highest in the world, according to the Office of the Communication Authority.

The Hong Kong government has implemented various initiatives aimed at promoting the development of the ICT industry. These initiatives encompass funding support, infrastructure development, international collaboration, and workforce training. Specifically outlined in the Smart City Blueprint 2.0, adopted in December 2020, are over 130 initiatives aimed at enhancing public convenience. The objective is to help residents of Hong Kong grasp the advantages that innovation and technology in smart city endeavors will offer in their everyday lives.

The Hong Kong government’s Innovation and Technology Fund (ITF) has provided an alternative source of funding for the IT industry to support R&D development, facilitate technology adoption, nurture technology talent, support technology start-ups, and foster an I&T culture. As of end-February 2024, the ITF had approved 68,668 funding applications on projects with a total of HK$ 40.8 billion. Last but not least, Hong Kong has a large pool of skilled ICT professionals, providing services to clients spanning a wide range of businesses. According to 2022 Manpower Survey Report, as of April 2022, 112,425 people (including freelancers) were working in ICT-related fields in Hong Kong, accounting for 2.99% of the labor force.

Sources:

Hong Kong Trade Development Council:

https://research.hktdc.com/en/article/MzExMTUwMDAy#:~:text=Indeed%2C%20excellence%20in%20the%20telecommunications,3.3%25%20of%20Hong%20Kong’s%20GDP

Innovation and Technology Sector Manpower Survey Report:

https://manpower-survey.vtc.edu.hk/f/publication/13887/Manpower%20Survey%20Report%20for%20Innovation%20and%20Technology%20Sector.pdf

ICT Industry in ASEAN

The IT spending market in Southeast Asia is projected to rise to USD 33.97 trillion between 2021 and 2026, with an accelerated growth rate of 8.4% annually. The hardware segment, driven by increased mobile device usage like smartphones and tablets, will notably contribute to revenue growth. This segment is expected to maintain steady growth due to the rising adoption of VoLTE and 4G standards, prompting consumers to upgrade their phones. In addition, significant investments by telecommunication operators in 4G and 5G infrastructure will further boost growth in the hardware segment of the IT spending market in Southeast Asia2.

Southeast Asia’s digital economies are set to reach $218 billion in total value of transactions this year, jumping 11% from a year ago despite global macroeconomic headwinds, a new report by Google, Temasek and Bain & Company revealed.

In 2023, the digital economy in Southeast Asia generated $100 billion in revenue, growing at a compound annual growth rate (CAGR) of 27% since 2021, which is 1.7 times faster than the growth of gross merchandise value (GMV). E-commerce, travel, transport, and media sectors contributed $70 billion in revenue. Notably, this focus on revenue generation has not compromised consumer engagement or the growth of GMV, which still increased by 11% to $218 billion in 2023. Travel and transport sectors are projected to surpass pre-pandemic levels in 2024, while e-commerce continues to exhibit resilience, driven by heightened competition.

Sources:

2. Source: https://www.prnewswire.com/news-releases/it-spending-market-size-in-southeast-asia-to-grow-by-usd-33-97-trillion-hardware-segment-to-be-significant-for-revenue-generation---technavio-301598739.html

ICT Industry in Malaysia

The Information and Communication Technology (ICT) industry has grown significantly and is expected to grow continuously. The size of the Malaysian ICT market is projected to be USD 25.29 billion in 2024 and is projected to increase at a Compound Annual Growth Rate (CAGR) of 7.57% to USD 39.18 billion by year 2029. The main factor of this rise is the increasing in digitalization among most significant industrial sectors, which also includes the creation and application of 5G technology3.

The rapid growth of Malaysia’s ICT industry is supported by programs such as the MyDIGITAL initiative, which is a component of the Malaysia Digital Economy Blueprint. By 2030, this initiative is intended to make Malaysia a high-income, digitally driven country and a leader in the digital economy in the region4. Malaysia’s potential as a regional data hub have been enhanced by the government’s Cloud First strategy under MyDIGITAL. To further advance this goal, the Malaysian government’s approach to cybersecurity, data systems integration, and emerging digital technologies is essential. To improve Malaysia’s cybersecurity measures, the government has allocated US$434 million through the launch of the Malaysia Cyber Security Strategy (MCSS). The International Trade Administration states that this strategy emphasizes on the significance of cybersecurity in protecting organizations as they move towards digital platforms5.

The ICT sector in Malaysia is strategically positioned, offering significant opportunities in smart city technologies. Smart city development in the country harnesses cutting-edge technologies such as 5G, IoT, big data, cloud computing, and AI to enhance services, improve efficiency, and bolster economic productivity while prioritizing sustainability. These advancements not only reshape the ICT landscape but also position Malaysia for a prominent role in the future global economy. Overall, Malaysia’s ICT sector is rapidly evolving, driven by digitalization, government initiatives, and technological progress, making it a vital contributor to the nation’s GDP and socio-economic development.

Sources:

3. https://www.mordorintelligence.com/industry-reports/malaysia-ict-market.

4. Source: https://www.pwc.com/my/en/publications/2021/pwc-annual-report-2021/client/national-mydigital-initiative.html

5. Source: https://www.trade.gov/market-intelligence/malaysia-cybersecurity

ICT Industry in Indonesia

The Indonesia ICT market was valued at US$ 36.90 billion in 2022 and will grow at a compounded annual growth rate (CAGR) of 17.09% to reach a value of US$ 81.21 billion by 2027. The cumulative revenue generation for ICT providers in Indonesia is estimated at US$ 334.96 billion for 2022-20276. Indonesia leads Southeast Asia’s digital economy contribution with the largest share of 42% or $691.8 billion7.

Indonesia’s ICT industry focuses on their Software-as-a-Service (SaaS) and cloud computing, providing solution such as data analytics, data center management and managed services. Indonesia is at a pivotal point in its digitalization journey. Cloud adoption is primarily focused on making existing business processes more efficient and productive, but this will change over time as SaaS solutions become vital to building new business and innovations. Cloud-based solutions will also be essential to leveraging technologies like AI, which is widely seen as a major driver of future economic growth.

Generative AI on the other hand is projected to bring US$4.4 trillion in value to the global economy8. By 2025, it is estimated that Indonesia’s digital economy will increase GDP by USD 150 billion. To achieve this, the Indonesian government is carrying out a significant infrastructure development. As part of the digital transformation, the government has launched a number of national initiatives, such as Go Digital Vision 2020, e-smart IKM, and the 100 Smart City Movement.

The Telkom Indonesia group of companies announced in July 2022 that it has partnered with Edgecore, a leading provider of network solutions, to open a demonstration lab in Indonesia that will enable open, disaggregated solutions. Edgecore expressed its strong support for open networking by offering to sponsor and participate in the Indonesian demonstration lab. NTT Indonesia also announced the opening of a high-tech data center in Jakarta. To serve the expanding digital economy in Southeast Asia, NTT launched the biggest data center in Indonesia, expanding its hyperscale data center presence there9.

Sources:

6. Source: https://www.globaldata.com/store/report/indonesia-ict-market-analysis/#:~:text=The%20Indonesia%20ICT%20market%20was,334.96%20billion%20for%202022%2D2027

7. Source: https://www.asiabiztoday.com/2024/01/30/indonesia-leads-se-asias-digital-economy-contribution-with-42-gva-says-unafinancial-study/#:~:text=Indonesia%20accounted%20for%20the%20largest,%25)%20and%20Brunei%20(0.1%25)

8. Source: https://www.techinasia.com/5-reasons-saas-adoption-indonesia-accelerating

9. Source: https://www.mordorintelligence.com/industry-reports/indonesia-ict-market

ICT Industry in Thailand

The Thailand ICT market size was shown to be over $19 billion in 2022 and is expected to grow at a CAGR of more than 14% in the period of 2022 to 2027, eventually reaching over $38 billion by 2027. The ICT market in Thailand is propelled by transitioning businesses from traditional to digital services, government initiatives such as the National Strategy, Digital Park Thailand, National AI Strategy, and Thailand 4.0, increased internet penetration, and other rapid technological advancements10.

The Thailand government are taking actions in boosting the country’s IT sector due to their growing demand for digital transformation. For example, the Thailand’s Board of Investment (BOI) adopted a new Five-Year Investment Promotion Strategy, which targets industries and sectors that promote Thailand’s long-term development11. In 2024, the Thailand BOI announced that the applications for investment promotion in 2023 achieved a 5 year high of 24 billion dollars combined value. This was an increase of 43% compared to the previous year which was led by a large foreign investment in the five priority sectors in the BOI new investment promotion strategy, which was more than half of the combined pledges12.

In 2022, Huawei Technologies planned in investing approximately $23 million USD in building its third data center in Thailand. These infrastructure development projects will further increase the demand for hardware and IT services. Amazon Web Services (AWS) also signed an MOU with the Ministry of Digital Economy and Society of Thailand (MDES) to bring digital transformation into Thailand. AWS plans to invest more than $5 million USD in Thailand over the next 15 years. Besides that, SAP also announced their plans to accelerate cloud transformation for both private and public sectors to increase efficiency, flexibility, and agility. Alibaba Cloud company opened its first data center in Thailand in 2022 to support the Thai government’s National Strategic Plan up to year 2037. Alibaba made announcements on their plans to invest $1 billion USD as this unveils a strategic roadmap for international business at the 2022 Alibaba Cloud Summit13.

Sources:

10. Source: https://www.globaldata.com/store/report/thailand-enterprise-ict-market-analysis/#:~:text=Thailand%20Enterprise%20ICT%20Market%20Overview,over%20%2438%20billion%20in%202027

11. Source: https://www.boi.go.th/index.php?page=press_releases_detail&topic_id=133546&language=en

12. Source: https://www.prnewswire.com/news-releases/thailand-boi-says-2023-investment-applications-up-43-to-usd-24-billion-as-large-fdi-projects-soar-302058865.html

13. Source: https://www.mordorintelligence.com/industry-reports/thailand-ict-market

ICT industry in Vietnam

A recent industry report projects that Vietnam’s ICT market will continue to grow rapidly in 2024. As the public and private sectors increase their adoption of ICT solutions, the ICT market is predicted to grow by 14% in 2023 to a value of VND 240 trillion Vietnam dong (equivalent to USD 10.2 billion). By 2027, the market is expected to surpass VND 400 trillion Vietnam dong (equivalent to USD 17 billion). The Vietnamese government has recognized information and communications technology (ICT) as a significant industry and socioeconomic growth driver. To enhance operational efficiency and improve governance services, government agencies at all levels are being encouraged to implement advanced ICT solutions14.

The rapid adoption of digital technologies in numerous industries is the main factor driving the Vietnamese market. ICT solutions are being adopted by businesses, government agencies, and educational institutions on a growing scale to modernize operations, boost efficiency, and provide better services. Furthermore, the demand for ICT services, such as digital content and e-commerce, is increasing due to the nation’s increasing internet penetration, which is being driven by inexpensive smartphones and developing infrastructure. Fintech, e-commerce, and edtech innovation is supported by government programs such as the “National Digital Transformation Program” and a vibrant startup ecosystem. Because of Vietnam’s favorable business climate and steady economy, the country is seeing an increase in foreign investments in the ICT sector, which promotes knowledge sharing and technology transfer15.

There are five mobile operators operating in Vietnam: VNPT-Vinaphone, Mobifone, Viettel, Vietnammobile, and Gtel. State-owned enterprises dominate the telecommunications industry. Additionally, there exist three mobile virtual network operators, namely Asim Telecom (Local), Mobicast (Reddi), and Dong Duong Telecom (iTel). The combined market share of the three network operators—VNPT-Vinaphone, Viettel, and Mobifone—is close to 95%. The Ministry of Information and Communications in Vietnam estimates that as of September 2022, there were 127.207 million mobile subscribers. Vietnam is predicted to have 129.2 million subscribers by the end of 2032, with an average annual growth rate of only 0.5% from 2022 to 2032. 89.2% of connections will have 5G capability by 2032. The penetration rate of the Vietnamese mobile market is approximately 128%, indicating a highly saturated market.

A recent study also shows that the cybersecurity market in Vietnam will generate USD 215 million in total revenue by 2023, with growth expected to occur at a rate of roughly 15% year in 2022 and 2023. According to World Bank estimates, as Vietnam pursues projects in e-government, the internet of things (IOT), smart cities, financial technology, artificial intelligence, etc., the nation’s digital economy will surpass USD 43 billion by 2025. However, the public and private sectors are facing an increase in cyber threats as a result of the nation’s unprecedented growth and demand for digital services16.

Sources:

14. Source: https://www.trade.gov/country-commercial-guides/vietnam-information-and-communication-technologies

15. Source: https://www.imarcgroup.com/vietnam-ict-market#:~:text=%E2%80%8BVietnam%20ICT%20market%20is,7.74%25%20during%202024%2D2032

16. Source: https://www.trade.gov/country-commercial-guides/vietnam-information-and-communication-technologies

ICT industry in Philippines

The Philippines ICT market size was valued at US$ 19.42 billion in 2022 and will grow at a compounded annual growth rate (CAGR) of 11.63% to reach a value of US$ 33.65 billion by 2027. The cumulative revenue generation for ICT providers in the Philippines is estimated at US$ 154.18 billion for 2022-202717.

Business Management International (BMI), a market research firm, projects that by 2025 software sales in the Philippines will total a $95 million USD. Local businesses have also increased their investment in enterprise architecture projects because of pushing for digital transformation. The availability of major security and enhancements for Microsoft Windows 11 was another factor driving the purchases. The Philippines moved up two spots in the 2022 IMD Digital Competitiveness Ranking report, from 58th to 56th, from the previous year18.

As Philippines move towards creating a “Bagong Pilipinas,” the government is implementing more effective methods of delivering public services. Launched in June 2023, the eGovPH App simplifies government procedures and has benefited 964,775 users with its accessibility. By collaborating with 38 government agencies, the DICT seeks to improve collaborative work and break down barriers to innovation. The digital National ID, also known as the PhilSys ID, eTravel for electronic passenger registration, and eLGU for local government services are all available on the app. By implementing the eLGU system’s Business Permit module, 776 LGUs are increasing the accessibility and effectiveness of government services19.

Disaster management has also been given top priority by the DICT thanks to its collaboration with the World Food Programme. Six cutting-edge mobile emergency telecommunication units are part of the Government Emergency Communications System – Mobile Operations Vehicle for Emergencies (GECS-MOVE) project, enhancing disaster response capabilities20.

The Philippines’ Department of Information and Communications Technology (DICT) is preparing for a substantial year in 2024 after reaching significant goals in creating an established ICT ecosystem. International attention has been drawn to the nation’s commitment to ICT development and overall growth. The Board of Investments recently recorded its highest-ever investment approvals at Php1.16 trillion (S$31.32 billion), indicating a 59% increase from 2022. A significant portion of this growth has come from the ICT sector, with approvals totaling Php96.16 billion (S$2.60 billion). A P5.6 billion (S$151.2 million) investment from IPS Incorporated, a Japanese telecom company, and a P4 billion (S$108 million) public-private partnership with IPS affiliate, Infinivan, to accelerate the National Broadband Plan deployment are two noteworthy initiatives.

Sources:

17. Source: https://www.globaldata.com/store/report/philippines-ict-market-analysis/

18. Source: https://www.trade.gov/country-commercial-guides/philippines-information-and-communications-technology#:~:text=The%20Philippine%20Government%2C%20the%20business,the%20expansion%20of%20e%2Dcommerce

19. Source: https://opengovasia.com/2024/01/08/the-philippines-enhances-digitalisation-efforts-in-2024/

20. Source: https://www.etcluster.org/sites/default/files/documents/20211027_DICT%20GECS%20MOVE%20Factsheet.pdf

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

Expansion and Targeted Market

For the 2024 financial year, our plan is to recruit at least three managing partners in each country where we operate. We are initially targeting expansion into the Asian market, specifically in Thailand, Indonesia, Singapore, Philippines, Vietnam, Myanmar, Cambodia, Taiwan, China, and Hong Kong. We are seeking senior individuals with extensive experience in the ICT industry who are capable of providing thorough analysis, corporate management advice, and developing business solutions for ICT companies looking to expand. These partners will also be responsible for conducting performance assessments and implementing our new strategic plans and objectives.

Over the next 12 months, we plan to expand our team in Malaysia by hiring fifteen to twenty new employees, including accountants, public relations professionals, and ICT business consultants. These additions will help us strengthen our operational capabilities. Additionally, we will be securing office space to support our business activities and to provide a venue for meetings with potential clients.

We are also committed to funding our ICT Incubator Program, which will require substantial investment in research, development, and testing. Due to the complex nature of this initiative, we are currently unable to establish a fixed timeline or budget. As our operations evolve, we will consider potential acquisitions and venture opportunities that may complement our existing activities, particularly following our successful listing on the US capital market.

This strategic expansion and recruitment effort in Malaysia is part of our broader commitment to enhancing our presence in key markets and reinforcing our service offerings in the ICT sector. By bolstering our team with skilled professionals and establishing a more robust operational base, we aim to improve our competitive edge and responsiveness to market demands.

In parallel, our investment in the ICT Incubator Program reflects our dedication to fostering innovation and nurturing new technologies that could lead to groundbreaking developments in the industry. This program will serve as a catalyst for transforming fresh ideas into viable products and services, thereby contributing to the overall growth of the ICT sector.

As we move forward, our exploration of potential acquisitions and venture opportunities will be guided by a strategic focus on creating synergies with our current operations. This approach will ensure that any new partnerships or integrations not only align with but also enhance our core business objectives.

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

Customers

For the year ended December 31, 2023, the Company has generated $328,340 revenue from customers through the provision of business mentoring, nurturing and incubation services relating to client businesses and corporate development advisory services.

Employees

As of December 31, 2023, the Company has a total of 3 full-time employees at our headquarter office in Kuala Lumpur, Malaysia. The 3 full-time employees are administrative staffs of the Company.

Our Chief Executive Officer, Executive Directors and Chief Financial Officer, have flexible working hours, up to 30 hours per week, but are prepared to devote more time if necessary.

Our independent non-executive directors also have flexibility working hours with no time limits, but are prepared to devote more time if necessary.

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

ITEM 1C. CYBERSECURITY

Risk management and strategy

SEATech Ventures Corp. acknowledges the crucial necessity of establishing, executing, and sustaining strong cybersecurity measures to secure our information systems. This is undertaken to uphold the confidentiality, integrity, and accessibility of our data.

We plan to strategically incorporate cybersecurity risk management into all our comprehensive risk management framework, fostering a corporate culture that prioritizes cybersecurity at all levels. This integration shall be done in stages so as to guarantee that cybersecurity factors are ingrained in our decision-making processes throughout the organization. We plan to incorporate a risk management team to collaborate closely with the IT department, consistently assessing and mitigating cybersecurity risks in alignment with our business goals and operational requirements.

We recognize the intricate and ever-changing nature of cybersecurity threats. To address this, we shall collaborate with external experts, including cybersecurity assessors and consultants. This cooperation shall involve regular audits, threat assessments, and consultations to enhance our security measures. These efforts ensure that our cybersecurity strategies adhere to industry best practices and remain effective in safeguarding our systems.

Understanding the potential risks associated with third-party service providers, we shall implement stringent processes to oversee and manage these concerns. We shall conduct thorough security assessments before engaging with any third-party provider and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. This involves quarterly assessments by our management and continuous evaluations by our security engineers. This approach is designed to mitigate the risks of data breaches or other security incidents originating from third-party sources.

We have not encountered cybersecurity issues that have significantly impacted our operational performance or financial status.

Governance

The Board of Directors is fully aware of the vital importance of managing cybersecurity risks. To ensure effective governance in handling these risks, the Board shall implement a strong oversight mechanisms. This reflects our understanding of the significant impact these threats can have on operational integrity and stakeholder confidence.

ITEM 2. PROPERTIES

We have moved our physical office from 11-05 & 11-06, Tower A, Ave 3 Vertical Business Suite, Jalan Kerinchi, Bangsar South, 59200 Kuala Lumpur, Wilayah Persekutuan Kuala Lumpur, Malaysia to B-23A-02, G-Vestor Tower, Pavilion Embassy, 200, Jalan Ampang, 50450 Kuala Lumpur, Malaysia.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTC Pink under the trading symbol “SEAV.”

Trading in stocks quoted on the OTC Pink is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year 2023	Highest Bid	Lowest Bid
First Quarter	$0.16	$0.02
Second Quarter	$0.54	$0.01
Third Quarter	$0.65	$0.04
Fourth Quarter	$0.83	$0.20

Holders

As of December 31, 2023, we had 114,351,503 shares of our Common Stock par value, $.0001 issued and outstanding. There were 492 beneficial owners of our Common Stock.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2023.

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

The purpose of SEATech Ventures (HK) Limited is to become the current regional hub for business activities and to engage in operational functions. SEATech Ventures (HK) Limited owns 100% of SEATech CVC Sdn. Bhd. and SEATech Ventures Sdn. Bhd. respectively, which both companies are in Malaysia, as part of our business development initiative.

Currently, our physical office is in B-23A-02, G-Vestor Tower, Pavilion Embassy, 200, Jalan Ampang, 50450 Kuala Lumpur, Malaysia.

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

Results of Operations

Revenues for the year ended December 31, 2023 and 2022

The Company generated revenue of $328,340 and $548,095 for the year ended December 31, 2023 and 2022. The revenue represented income from provision of business mentoring, nurturing and incubation services relating to client businesses and corporate development advisory services. A decrease of revenue was due to lower revenue deal flow during the year ended December 31, 2023.

Cost of Revenue and Gross Margin

For the year ended December 31, 2023 and 2022, cost incurred in providing corporate development advisory services is $251,700 and $454,053. The decrease of cost of revenue is associated with the decrease in revenue for the year ended December 31, 2023. The Company generates gross profits of $76,640 and $94,042 for the year ended December 31, 2023 and 2022.

Selling and Distribution Expenses

Selling and distribution expenses for the year ended December 31, 2023 and 2022 amounted to $835 and $7,613 respectively. These expenses comprised expenses on website and website maintenance, marketing and networking event. The decrease of selling and distribution expenses is associated with lesser marketing expenses incurred for the year ended December 31, 2023.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2023 and 2022 amounted to $378,634 and $182,522 respectively. These expenses are comprised of salary, professional fee, compliance fee, office and operation expenses. The increase of general and administrative expenses is mainly due to the provision for credit loss allowance for the year ended December 31, 2023.

Other Income

The Company recorded an amount of $0 and $1,936 as other income for the year ended December 31, 2023 and 2022 respectively. This income is derived from the foreign exchange gain.

Net Loss and Net Loss Margin

The net loss was $302,829 for the year ended December 31, 2023 as compared to $94,157 for the year ended December 31, 2022. The increase in net loss of $208,672 was contributed to the higher general and administrative expenses incurred for the year ended December 31, 2023. Taking into the loss for the year ended December 31, 2023, the accumulated loss for the Company has increased from $594,080 to $896,909.

Liquidity and Capital Resources

As of December 31, 2023, we had cash and cash equivalents of $29,392. We expect increased levels of operations going forward will result in more significant cash flow and in turn working capital.

We depend substantially on operating activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations.

Cash Used in Operating Activities

For the year ended December 31, 2023 and 2022, net cash used in operating activities was $124,661 and $59,529. The cash used in operating activities was mainly for payment of sales and marketing and general and administrative expenses.

Cash Provided by Financing Activities

For the year ended December 31, 2023, net cash provided by financing activities was $20,000. For the year ended December 31, 2022, net cash provided by financing activities was $0. The financing cash flow performance primarily reflects the share subscription received in advance.

Cash (Used in) / Provided by Investing Activities

For the financial year ended December 31, 2023, the net cash used in investing activities was $650. For the financial year ended December 31, 2022, the net cash provided by investing activities was $200. The investing cash flow performance primarily reflects the investment in other companies.

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

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates and the equity accounts are translated at historical rates. The resulting exchange differences are recorded in the statements of operations.

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

Translation of amounts from MYR and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended December 31,
	2023	2022

Year-end MYR : US$1 exchange rate	4.59	4.40
Year-average MYR: US$1 exchange rate	4.56	4.40
Year-end HK$ : US$1 exchange rate	7.81	7.81
Year-average HK$ : US$1 exchange rate	7.83	7.83

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

As of December 31, 2023, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (ICIF-2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of December 31, 2023.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2023 based on criteria established in in COSO Internal Control - Integrated Framework (ICIF-2013).

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2024.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Chin Chee Seong	63	Chief Executive Officer, President, Secretary, Treasurer, Director
Seah Kok Wah (1) (6)	56	Director
Tan See Meng (2)	59	Director
Cheah Kok Hoong (6)	57	Independent Non-Executive Director
Louis Ramesh Ruben (3) (6)	46	Independent Non-Executive Director
Tan Hock Chye (4)	64	Chief Financial Officer
Prabodh Kumar A/L Kantilal H. Sheth (5)	61	Chief Financial Officer

(1)	Mr. Seah Kok Wah tendered resignation as Director and member of the Audit Committee, effective on December 13, 2023.
(2)	Mr. Tan See Meng was appointed as Executive Director, effective on December 14, 2023.
(3)	Mr. Louis Ramesh Ruben tendered resignation as Independent Non-Executive Director and member of the Audit Committee, effective on December 13, 2023.
(4)	Mr. Tan Hock Chye tendered resignation, serving a two-month notice period as the Chief Financial Officer, effective on November 1, 2023.
(5)	Mr. Prabodh Kumar A/L Kantilal H. Sheth was appointed as Chief Financial Officer, effective on December 14, 2023 took over from Mr. Tan Hock Chye. On May 8, 2024, Mr. Prabodh Kumar A/L Kantilal H. Sheth tendered resignation as the Chief Financial Officer.
(6)	As of January 1, 2023, our Audit Committee comprised three members: Mr. Seah Kok Wah, Mr. Louis Ramesh Ruben and Mr. Cheah Kok Hoong. On December 13, 2023, Mr. Seah Kok Wah and Mr. Louis Ramesh Ruben resigned as member of the Committee.

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Mr. Chin Chee Seong – President, Chief Executive Officer, Secretary, Treasurer, Director

Mr. Chin Chee Seong achieved a Bachelor Degree with Honours in Electrical, Electronic and Communication Engineering from National University of Malaysia (UKM) in 1985. He was the councilor and past chairman of the National ICT Association of Malaysia (PIKOM). He was appointed as the Honorary Chairman of PIKOM and is currently the Advisor of PIKOM. Additionally, Mr. Chin is also a National Vice President of SME Association of Malaysia, National President of the Malaysia Cross Boarder E-Commerce Association and Deputy Chairman of the Financial and Capital Market Committee of the Chinese Chamber of Commerce & Industry of Kuala Lumpur & Selangor (KLSCCCI).

Mr. Chin served as a technical engineer/technical manager of Seniko Sdn. Bhd. from 1985 to 1996. Seniko Sdn. Bhd. is a third-party maintenance company which provides maintenance services relating to technology, computer systems, hardware and software. From 1996 to 2000 he was the General Manager of Telekom Equipment Malaysia, a subsidiary of Telekom Malaysia Bhd. From 2000 to 2006 Mr. Chin served as Chief Executive Officer of JOC Technology, a full-service application service provider. The Company’s services include virtual domain hosting, virtual domain e-mail services, and on-line e-commerce services.

From 2007 to present, Mr. Chin has served as the Chief Executive Officer of Gonzo Rosso Malaysia, a wholly owned subsidiary of Japan listed company, Gonzo Rosso K.K., which focused on the online gaming business, specifically operates online games and sells weapons and items used in games. Additionally, from 2014 to 2016, he was a Non-Executive Director of Galasys Plc., a company that provides information technology solutions and management services for the amusement industry which including ticketing management, admission control, theatre ticket management, online e-commerce, membership management, e-commerce, and e-wallet systems. Mr. Chin also served as Independent & Non-Executive Director at M-Mode Bhd, a digital contents and media company that offers contents through the engagement of devices and media, from August 14, 2009 to June 7, 2012.

Due to Mr. Chin’s decades of experience in the ICT industry and his seven years of experience in Online Gaming Industry, the board of Directors has determined to elect Mr. Chin to the positions of Chief Executive Officer, President, Secretary, Treasurer, and Director.

Mr. Seah Kok Wah – Director

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

Mr. Seah began his career in Silicon Valley as a software applications developer for Software Publishing Corporation and Netscape Communications Corporation, from 1994 to 1997. Mr. Seah joined Sun Microsystem Inc., an American company that sold computers, computer components, software, and information technology services and created the Java programming language, the Solaris operating system, ZFS, the Network File System, and SPARC, from 1997 to 2003 and held the position of Sun Professional Services Business Operation & Channels Management of Greater China.

Mr. Seah co-founded several companies including Bimbit.com Sdn. Bhd. in 2005, Afor Pte Ltd Singapore in 2002 which floated on the Singapore Stock Exchange in 2008 and subsequently rebranded as “EpiCentre Holdings Ltd”. Mr. Seah Kok Wah was also one of the co-founders of Galasys PLC in 2010 that was floated on the London Stock Exchange in 2014. Galasys PLC provides information technology solutions and management services for the amusement industry as abovementioned. He served as its Chief Executive Officer and Executive Director from 2014 to 2017. Additionally, he has served as Chairman of SCCW Holdings Sdn. Bhd. in 2018 until now.

Mr. Seah’s corporate management and strategy experience in the information and computer technology industry has led the Board of Directors to reach the conclusion that he should serve as the Chief Investment Officer and Director of the Company.

On October 31, 2022, Mr. Seah resigned as Chief Investment Officer of the Company and subsequently on December 13, 2023, he resigned as Director of the Company.

Mr. Tan See Meng – Director

Mr. Tan See Meng is the Chief Financial Officer of Edubest Resources Sdn Bhd and Just Supply Chain Sdn Bhd.

Mr. Tan is a Chartered Accountant of the Malaysian Institute of Accountants (MIA), a fellow member of Association of Chartered Certified Accountants (FCCA).

Mr. Tan has more than 20 years of experience in accounting and finance field. He has hands on experience in several corporate exercises such as restructuring exercise, due diligence, merger and acquisitions. During his employment with Edubest Resources Sdn Bhd, he managed the operations in Malaysia with adoption of transfer pricing and the application of tax export incentives, resulting in impressive effective tax rates between 5% to 8% during 2011 to 2013.

On December 14, 2023, Mr. Tan was appointed as Executive Director of the Company.

Mr. Cheah Kok Hoong – Independent Non-Executive Director

Mr. Cheah Kok Hoong is a former Group Chief Executive Director of Hitachi Sunway Information System, better known as Hitachi Sunway, that thrived in providing ICT and digital solutions and services in ASEAN. Mr. Cheah’s career span over 30 years and have garnered experience across various industries including business development, mergers and acquisition, business strategy development, regional expansion, and process engineering across various verticals such as information technology, venture capital, conglomerates, manufacturing, and the service industry. Additionally, he holds various professional positions which includes the IT advisor to the Sunway Group, Director of Powerware Systems, and General Partner of Sun SEA Capital. Mr. Cheah is also the Honorary Chairman of the Malaysia Cross Border E-Commerce Association (MCBEA) since 2019, as well as a Member of the Associated Chinese Chambers of Commerce and Industry of Malaysia (ACCCIM) under the Finance and Capital Market Consultative Committee since 2018. He is currently the Executive Chairman of SteerQuest Sdn Bhd, Managing Director of SQ Digital Vision Group Sdn. Bhd. and the Chief Executive Officer of Cognitive Digital Sdn Bhd. In addition, he is also an Advisor for the Aerospace Engineering Edutech, Angkasa-X Holding.

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

Mr. Louis Ramesh Ruben – Independent Non-Executive Director

Mr. Louis is a Chartered Accountant of the Malaysian Institute of Accountants (MIA), a fellow member of Association of Chartered Certified Accountants (FCCA), a chartered member of the Institute of Internal Auditors, as well as a Certified Financial Planner. Mr. Louis has over 20 years of experience in accounting, auditing and risk management ranging from large public listed companies to multinational corporations, government agencies as well as SME’s in a spectrum of industries including plantation, property development, manufacturing, trading, IT, shipping, retailing, etc. He started his career at Arthur Andersen, and subsequently moved to BDO. He also has experience in corporate finance with Southern Investment Bank Berhad. Mr. Louis has hands-on experience on other corporate exercises such as due diligence, IPO’s, issuance of bonds, corporate & debt restructuring and investigative audit. His training and advisory experience includes topics on Internal & Statutory Auditing, Public Sector/Government Audits, Value-for-Money Audits, ISQC 1, Risk Management & Internal Controls, Review and Assurance Engagements such as Financial Due Diligence, Forecasts & Projections, Forensic & Fraud Accounting/Auditing, as well as practical application of International Financial Reporting Standards (“IFRS”), Reporting Standards for SMEs (MPERS/PERS) and public sector accounting (MPSAS). He has facilitated training and provided advisory for public accountants across Asia Pacific, multinationals and public sector institutions. Mr. Louis is a certified trainer by the Human Resource Development Fund (HRDF), Ministry of Human Resources Malaysia.

Mr. Louis graduated from National University of Malaysia with a bachelor’s degree in Accounting. He earned an MBA from the University of Strathclyde, United Kingdom, graduated with a distinction in 2012 and a doctorate from University of Malaya in 2021.

On December 13, 2023, Mr. Louis resigned as an Independent Non-Executive Director of the Company.

Mr. Tan Hock Chye – Chief Financial Officer

Mr. Tan Hock Chye is the National Deputy Treasurer of the SME Association of Malaysia as well as the National Treasurer and Council Member of Malaysia Cross Border E-Commerce Association.

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

On November 1, 2023, Mr. Tan tendered his resignation, serving a two-month notice period as the Chief Financial Officer of the Company.

Mr. Prabodh Kumar A/L Kantilal H. Sheth – Chief Financial Officer

Mr. Sheth is the current Chief Executive Officer of ICEE International Sdn. Bhd. and Chief Operations Officer of Cognitive Digital Sdn. Bhd. With a solid educational foundation in accounting, he is a Certified Public Accountant (AICPA) from the USA, and was a finance and computer auditor with Arthur Andersen. His subsequent 12 years in software development uniquely positioned him with a deep understanding of merging business processes with software solutions, as well as an appreciation for engineering technologies supporting delivery operations, and web and client-facing applications.

On December 14, 2023, Mr. Sheth was appointed as Chief Financial Officer of the Company, took over the role from Mr. Tan Hock Chye.

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

Independence of Directors

The Company currently has an independent non-executive director as member of our Board of Directors.

Board Committees

Our board of directors has established an Audit Committee and adopted written charters for the committee. Copy of the charter is available on our website and our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

Our Audit Committee comprised of our director Mr. Seah Kok Wah and our two independent non-executive directors: Mr. Louis Ramesh Ruben and Mr. Cheah Kok Hoong. Mr. Louis is Chair of the Audit Committee and he qualifies as the Audit Committee financial expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

On December 13, 2023, Mr. Seah Kok Wah tendered resignation as Director and member of the Audit Committee. Mr. Louis tendered resignation as independent non-executive director and member of the Audit Committee, effective on December 13, 2023.

According to the Audit Committee Charter, the Audit Committee consists of at least three Board members and such members shall constitute at least a majority of the Company’s independent non-executive directors. The Company’s website contains a copy of the Audit Committee Charter. The Audit Committee Charter describes the primary functions of the Audit Committee, including the following:

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our principal executive officer and principal financial officer who served at the end of the year December 31, 2023, for services rendered in all capacities to us.

Summary Compensation Table:

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chin Chee Seong, Chief Executive Officer, President, Secretary, Treasurer, Director	For the year ended December 31, 2023	14,669	-	-	-	-	-	-	14,669
	For the year ended December 31, 2022	13,712	-	-	-	-	-	-	13,712

Seah Kok Wah, Chief Investment Officer, Director (1)	For the year ended December 31, 2023	-	-	-	-	-	-	-	-
	For the year ended December 31, 2022	11,446	-	-	-	-	-	-	11,446

Tan See Meng, Director (2)	For the year ended December 31, 2023	-	-	-	-	-	-	-	-
	For the year ended December 31, 2022	-	-	-	-	-	-	-	-

Tan Hock Chye, Chief Financial Officer (3)	For the year ended December 31, 2023	14,669	-	-	-	-	-	-	14,669
	For the year ended December 31, 2022	13,712	-	-	-	-	-	-	13,712

Prabodh Kumar A/L Kantilal H. Sheth, Chief Financial Officer (4)	For the year ended December 31, 2023	-	-	-	-	-	-	-	-
	For the year ended December 31, 2022	-	-	-	-	-	-	-	-

(1)	On October 31, 2022, Mr. Seah Kok Wah resigned as Chief Investment Officer of the Company. On December 13, 2023, Mr. Seah resigned as Director of the Company.

(2)	5On December 14, 2023, Mr. Tan See Meng was appointed as Executive Director of the Company. As compensation for services as an Executive Director, Mr. Tan shall receive a monthly fee of $500 in cash payable monthly, commencing on January 2, 2024

(3)	On November 1, 2023, Mr. Tan Hock Chye tendered his resignation, serving a two-month notice period as the Chief Financial Officer of the Company.

(4)	5On December 14, 2023, Mr. Prabodh Kumar A/L Kantilal H. Sheth was appointed as Chief Financial Officer of the Company. As compensation for services as a Chief Financial Officer, Mr. Sheth shall receive a monthly fee of $1,250 in cash payable monthly, commencing on January 2, 2024.

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

Employment Agreements

Our Chief Executive Officer, Chin Chee Seong, signed employment agreement on April 01, 2021 while our Chief Financial Officer, Tan Hock Chye, signed employment agreement on July 01, 2021. On November 1, 2023, Mr. Tan Hock Chye tendered his resignation, serving a two-month notice period as the Chief Financial Officer of the Company. Taking over the role from Mr. Tan Hock Chye, Mr. Prabodh Kumar A/L Kantilal H. Sheth was appointed as Chief Financial Officer and signed employment agreement with our Company on December 14, 2023. On May 8, 2024, Mr. Prabodh Kumar A/L Kantilal H. Sheth tendered resignation as the Chief Financial Officer.

Compensation Discussion and Analysis

Director Compensation

During our fiscal year ended December 31, 2023, we provided monthly compensation to our independent non-executive directors, including Mr. Louis Ramesh Ruben for $500 and Mr. Cheah Kok Hoong for $500 and monthly compensation of $500 to our non-executive director, Mr. Seah Kok Wah. All the non-executive directors are also the members of audit committee. On December 13, 2023, Mr. Louis and Mr. Seah respectively resigned as independent non-executive director and non-executive director of the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2023, the Company has 114,351,503 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of December 31, 2023 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Chin Chee Seong, Chief Executive Officer, President, Secretary, Treasurer and Director	20,100,000	17.57%	17.57%

Seah Kok Wah, Non-Executive Director[1]	20,005,100	17.49%	17.49%

Tan See Meng, Director[2]	-	-%	-%

Cheah Kok Hoong Independent Non-Executive Director	-	-%	-%

Louis Ramesh Ruben Independent Non-Executive Director[3]	400	0.00035%	0.00035%

Tan Hock Chye Chief Financial Officer[4]	1,000,000	0.87%	0.87%

Prabodh Kumar A/L Kantilal H. Sheth Chief Financial Officer[5]	-	-%	-%
All of executive officers and director as a group	41,105,500	35.93%	35.93%

5% or greater shareholders (excluding officers/directors)
Greenpro Asia Strategic SPC[6]	29,200,000	25.54%	25.54%
STVC Talent Sdn Bhd[7]	8,081,800	7.07%	7.07%

1On December 13, 2023, Mr. Seah Kok Wah tendered his resignation as a Non-Executive Director.

2On December 14, 2023, Mr. Tan See Meng was appointed as Executive Director of the Board of Director.

3On December 13, 2023, Mr. Louis Ramesh Ruben tendered his resignation as an Independent Non-Executive Director.

4On November 1, 2023, Mr. Tan Hock Chye tendered his resignation, serving a two-month notice period as the Chief Financial Officer of the Company.

5On December 14, 2023, Mr. Prabodh Kumar A/L Kantilal H. Sheth was appointed as Chief Financial Officer of the Company.

6Greenpro Asia Strategic SPC- Greenpro Asia Strategic Fund SP is owned and controlled by GC Investment Management Limited.

7Mr. Wang Sze Yao @ Wang Ming Way is the sole officer, director and controlling shareholder of STVC Talent Sdn. Bhd.

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

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report (114,351,503 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.
(2)	Based on the total issued and outstanding shares of 114,351,503 as of the date of this Annual Report.

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

On April 2, 2018 Mr. Seah Kok Wah was appointed Chief Investment Officer of the Company and was subsequently appointed as Director on March 13, 2019. On October 31, 2022, Mr. Seah resigned as Chief Investment Officer of the Company. On December 13, 2023, Mr. Seah Kok Wah tendered his resignation as a Non-Executive Director of the Company.

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

On August 27, 2018, the Company issued 10,000,000 shares of restricted common stock to STVC Talent Sdn. Bhd., with a par value of $0.0001 per share, for additional working capital of $1,000. Mr. Wang Sze Yao @ Wang Ming Way is the sole officer, director and controlling shareholder of STVC Talent Sdn. Bhd.

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

For the year ended December 31, 2022, the Company incurred $17,150 payable to Asia UBS Global Limited and $1,092 payable to GreenPro Resources Sdn. Bhd. for professional services. The Company also incurred $352,000 to GreenPro Financial Consulting Limited, $8,000 to Asia UBS Global Limited and $6,300 to GreenPro Newfin Academy Sdn. Bhd. for the cost of providing corporate development advisory services to ICT and technology-based companies.

For the year ended December 31, 2023, the Company incurred $20,730 payable to Asia UBS Global Limited for professional services and $251,700 to GreenPro Financial Consulting Limited for the cost of providing corporate development advisory services to ICT and technology-based companies.

RELATED PARTY BALANCES AND TRANSACTIONS

Accounts receivable from related parties (Refer Note 4):	As of December 31, 2023 (Audited)	As of December 31, 2022 (Audited)
Accounts receivable, net
- catTHIS Holdings Corp.[1] (net of allowance of $ 115,000 as of December 31, 2023)	$-	$-
- JOCOM Holdings Corp.[1]	69,500	120,000
- Celmonze Wellness Corporation[2]	80,000	-
Total	$149,500	$120,000

The above related party receivables are trade in nature and subject to normal trade terms.

Account payable due to related parties (Refer Note 7):	As of December 31, 2023 (Audited)	As of December 31, 2022 (Audited)

Account payable:
- GreenPro Financial Consulting Limited[4]	$324,200	$96,000

The above related party account payable is trade in nature and subject to normal trade terms.

Other payables due to related parties (Refer Note 8):

- Mr. Chin Chee Seong (Director and Executive Officer)	8,750	-
- Mr. Tan Hock Chye (Executive Officer)	3,750	-
- Mr. Louis Ramesh Ruben (Director)	2,000	1,000
- Mr. Cheah Kok Hoong (Director)	2,000	1,000
- Mr. Seah Kok Wah (Director)	2,000	-
- Asia UBS Global Limited[3]	14,500	3,600
Total	$33,000	$5,600

The above other payables to directors and executive officers represent salary and director fees payable.

The above other payable to Asia UBS Global Limited represent payables due for professional fees.

	As of	As of
Investment in related parties:	December 31, 2023 (Audited)	December 31, 2022 (Audited)
AsiaFIN Holdings Corp [1]	1,015	1,015
Angkasa-X Holdings Corp.[1]	1,300	1,300
JOCOM Holdings Corp.[1]	850	850
catTHIS Holdings Corp.[1]	1,900	1,900
Celmonze Wellness Corporation[2]	650	-
Total	$5,715	$5,065

For the years ended December 31, 2023 and 2022, the Company has following transactions with related parties:

	For the year ended December 31, 2023 (Audited)	For the year ended December 31, 2022 (Audited)
Included in Revenue are the following sales to related parties:
- GreenPro Financial Consulting Limited[4]	$11,640	$-
- AsiaFIN Holdings Corp.[1]	12,500	-
- JOCOM Holdings Corp.[1]	-	280,000
- catTHIS Holdings Corp.[1]	120,000	160,000
-Celmonze Wellness Corporation[2]	184,200	-
- GreenPro Venture Capital Limited[5]	-	87,089
Total	$328,340	$527,089

Included in Cost of revenue is the following costs incurred from a related party:
- GreenPro Financial Consulting Limited[4]	$251,700	$352,000
-Asia UBS Global Limited[3]	-	8,000
- GreenPro Newfin Academy Sdn. Bhd.[6]	-	6,300
	$251,700	$366,300

Included in General and administrative are the following expenses to related parties:

Executives’ compensation:
- Mr. Chin Chee Seong (Director and Executive Officer)	$14,669	$13,712
- Mr. Tan Hock Chye (Executive Officer)	14,669	13,712
- Mr. Seah Kok Wah (Chief Investment Officer)	-	11,446
Total	$29,338	$38,870

Non-executive Directors’ compensation:
- Mr. Louis Ramesh Ruben	$6,000	$6,000
- Mr. Cheah Kok Hoong	6,000	6,000
- Mr. Seah Kok Wah	6,000	-
Total	$18,000	12,000

Company secretary fees:
-Asia UBS Global Limited[3]	$9,830	$8,150
-GreenPro Resources Sdn. Bhd.[7]	-	1,092
	$9,830	$9,242

Professional fees:
- Asia UBS Global Limited[3]	$10,900	$9,000

1As of December 31, 2023, the Company owns 12,26%, 5.68%, 14,76% and 14.99% of interest in AsiaFIN Holdings Corp., Angkasa-X Holdings Corp., JOCOM Holdings Corp. and catTHIS Holdings Corp. respectively.

2As of December 31, 2023, the Company invested USD 650 in Celmonze Wellness Corporation during the private placement stage. Subsequently the divestment occurred on February 6, 2024 due to the restructuring of Celmonze Wellness Corporation.

3Asia UBS Global Limited is a subsidiary of GreenPro Capital Corp. (GRNQ). GRNQ through its wholly owned subsidiaries, owns 27.55% shareholding in the Company.

4GreenPro Financial Consulting Limited is a subsidiary of GreenPro Capital Corp. (GRNQ). GRNQ through its wholly owned subsidiaries, owns 27.55% shareholding in the Company.

5GreenPro Venture Capital Limited is a subsidiary of GreenPro Capital Corp. (GRNQ). GRNQ through its wholly owned subsidiaries, owns 27.55% shareholding in the Company.

6The major shareholder of GreenPro Newfin Academy Sdn. Bhd. is a shareholder of GreenPro Capital Corp. (GRNQ). GRNQ through its wholly owned subsidiaries, owns 27.55% shareholding in the Company.

7GreenPro Resources Sdn. Bhd. is a subsidiary of GreenPro Capital Corp. (GRNQ). GRNQ through its wholly owned subsidiaries, owns 27.55% shareholding in the Company.

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

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Audit fees	$25,500	$12,000
Audit related fees	62,500	7,500
Tax fees	-	-
Total	$88,000	$19,500

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

SEATECH VENTURES CORP.
(Name of Registrant)

Date: May 10, 2024	By:	/s/ CHIN CHEE SEONG
	Title:	Chief Executive Officer,
President, Director, Secretary and Treasurer

Date: May 10, 2024	By:	/s/ TAN SEE MENG
	Title:	Director

J&S ASSOCIATE PLT 202206000037 (LLP0033395-LCA) & AF002380 (Registered with PCAOB and MIA) B-11-14, Megan Avenue II 12,Jalan Yap Kwan Seng, 50450, Kuala Lumpur, Malaysia	Tel: +603-4813 9469 Email : info@jns-associate.com Website : jns-associate.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

SEATECH VENTURES CORP.

Opinion on the Financial Statement

We have audited the accompanying consolidated balance sheet of SEATech Ventures Corp. and its subsidiaries (the ‘Company’) as of December 31, 2023, and the related consolidated statement of operations and comprehensive loss, consolidated statement of changes in stockholders’ (deficit) equity, and consolidated statement of cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of $302,829, suffered an accumulated deficit of $896,909 and negative operating cash flow of $124,661 as of December 31, 2023. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that that may be necessary to reflect the effects on the recoverability and classification of assets and additional liabilities that may arise if the Company is not able to continue as a going concern.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current year audit of the financial statements that were communicated or are required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements, and (2) involved especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ J&S ASSOCIATE PLT

Certified Public Accountants

PCAOB No: 6743

We have served as the Company’s auditor since 2024.

Kuala Lumpur, Malaysia

May 10, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

SEATech Ventures Corp.

11-05 & 11-06, Tower A, Avenue 3 Vertical Business Suite,

Jalan Kerinchi, Bangsar South, 59200 Kuala Lumpur, Malaysia.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SEATech Ventures Corp. (the ‘Company’) as of December 31, 2022, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended of December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for each of two years in the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

JP Centurion & Partners PLT (PCAOB: 6723)

Kuala Lumpur, Malaysia

Date: March 31, 2023

SEATECH VENTURES CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	As of December 31,
	2023 (Audited)	2022 (Audited)
ASSETS
CURRENT ASSETS
Accounts receivable, net	$149,500	$120,000
Deposits paid, prepayments and other receivables	1,017	-
Cash and cash equivalents	29,392	136,193
Total current assets	179,909	256,193

NON-CURRENT ASSETS
Investment in other companies	$5,715	$5,065
Total non-current assets	5,715	5,065

TOTAL ASSETS	$185,624	$261,258

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES
Account payable	$324,200	$96,000
Other payables and accrued liabilities	69,410	57,372
Amount due to a corporate shareholder	-	33,000
Share subscription received in advance	20,000	-
Total current liabilities	413,610	186,372

TOTAL LIABILITIES	$413,610	$186,372

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred shares, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	$-	$-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 114,351,503 and 92,519,843 shares issued and outstanding as of December 31, 2023 and 2022 respectively	11,435	9,252
Additional paid-in capital	657,775	659,958
Accumulated other comprehensive loss	(287)	(244)
Accumulated deficit	$(896,909)	$(594,080)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	$(227,986)	$74,886

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$185,624	$261,258

See accompanying notes to consolidated financial statements.

SEATECH VENTURES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	For the year ended December 31, 2023 (Audited)	For the year ended December 31, 2022 (Audited)
REVENUE	$328,340	$548,095

COST OF REVENUE	(251,700)	(454,053)

GROSS PROFIT	$76,640	$94,042

OTHER INCOME	-	1,936

SELLING AND DISTRIBUTION EXPENSES	(835)	(7,613)

GENERAL AND ADMINISTRATIVE EXPENSES	(378,634)	(182,522)

LOSS BEFORE INCOME TAX	$(302,829)	$(94,157)

INCOME TAXES PROVISION	-	-

NET LOSS	(302,829)	(94,157)

OTHER COMPREHENSIVE LOSS
Foreign exchange translation loss	(43)	(119)

TOTAL COMPREHENSIVE LOSS	$(302,872)	$(94,276)

Net loss per share- Basic and diluted (cent)	(0.00)	(0.09)

Weighted average number of common shares outstanding - Basic and diluted	97,304,864	92,519,843

See accompanying notes to consolidated financial statements.

SEATECH VENTURES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER		NON-
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	CONTROLLING INTEREST	TOTAL EQUITY
Balance as of December 31, 2021	92,519,843	$9,252	$659,958	$(125)	$(499,923)	$1,658	$170,820
Step acquisition				-	-	(1,658)	(1,658)
Foreign exchange translation loss	-	-	-	(119)	-	-	(119)
Net loss	-	-	-	-	(94,157)	-	(94,157)
Balance as of December 31, 2022	92,519,843	$9,252	$659,958	$(244)	$(594,080)	$-	$74,886
Issuance of shares for acquisition of Just Supply Chain Limited on October 13, 2023	21,831,660	2,183	(2,183)	-	-	-	-
Foreign exchange translation loss	-	-	-	(43)	-	-	(43)
Net loss	-	-	-	-	(302,829)	-	(302,829)
Balance as of December 31, 2023	114,351,503	$11,435	$657,775	$(287)	$(896,909)	$-	$(227,986)

See accompanying notes to consolidated financial statements

SEATECH VENTURES CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

(Audited)

	For the year ended December 31, 2023 (Audited)	For the year ended December 31, 2022 (Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(302,829)	$(94,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for expected credit loss	115,000	-
Changes in operating assets and liabilities:
Accounts receivable	(144,500)	(120,000)
Account payable	228,200	96,000
Deposits paid, prepayments and other receivables	(1,017)	1,650
Other payables and accrued liabilities	(19,515)	23,978
Amount due to a corporate shareholder	-	33,000
Net cash used in operating activities	(124,661)	(59,529)

CASH FLOW FROM INVESTING ACTIVITIES:
Investment in other companies	(650)	-
Refund of investment in other companies	-	200
Net cash (used in) / provided by investing activities	(650)	200

CASH FLOWS FROM FINANCING ACTIVITIES:
Share subscription received in advance	20,000	-
Net cash provided by financing activities	20,000	-

Effect of exchange rate changes on cash and cash equivalents	(1,490)	3,236

Net change in cash and cash equivalents	(106,801)	(56,093)
Cash and cash equivalents, beginning of year	136,193	192,286

CASH AND CASH EQUIVALENTS, END OF YEAR	$29,392	$136,193
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to consolidated financial statements.

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

On October 13, 2023, the Company issued 21,831,660 shares of its restricted common stock at $0.80 per share to the shareholders of Just Supply Chain Limited (“JSCL”), for acquisition of one hundred percent (100%) of the equity of JSCL. As of the date of this filing, the acquisition has been cancelled due to factors that came to light on the valuation of the entity.

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Basis of presentation

The consolidated financial statements for SEATech Ventures Corp. and its subsidiaries for the year ended December 31, 2023 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of SEATech Ventures Corp., its wholly owned subsidiaries, SEATech Ventures Corp., SEATech Ventures (HK) Limited, SEATech CVC Sdn. Bhd. (F.K.A. SEATech Bigorange CVC Sdn. Bhd.) and SEATech Ventures Sdn. Bhd. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted December 31 as its fiscal year end.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries in which the Company is the primary beneficiary. All inter-company accounts and transactions have been eliminated upon consolidation.

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Investments

Investments in equity securities

The Company accounts for its investments that represent less than 20% ownership, and for which the Company does not have the ability to exercise significant influence, using ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The Company measure investments in equity securities without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. Gains and losses on these securities are recognized in other income and expenses. At December 31, 2023, the Company had five investments in equity securities with carrying value of $5,715. At December 31, 2022, the Company had four investments in equity securities with carrying value of $5,065 (see Note 6).

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended December 31, 2023, the Company incurred a net loss of $302,829, suffered an accumulated deficit of $896,909 and negative operating cash flow of $124,661. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended December 31,
	2023	2022

Year-end RM : US$1 exchange rate	4.59	4.40
Year-average RM : US$1 exchange rate	4.56	4.40
Year-end HK$: US$1 exchange rate	7.81	7.81
Year-average HK$ : US$1 exchange rate	7.83	7.83

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

On October 13, 2023, the Company issued 21,831,660 shares of its restricted common stock at $0.80 per share to 8 shareholders of Just Supply Chain Limited (“JSCL”), for acquisition of one hundred percent (100%) of the equity of JSCL. As of the date of this filing, the acquisition on July 12, 2023 has been cancelled due to factors that came to light on the valuation of the entity

As of December 31, 2023, SEATech Ventures Corp. has an issued and outstanding common share of 114,351,503.

4. ACCOUNTS RECEIVABLE

	As of December 31, 2023 (Audited)	As of December 31, 2022 (Audited)
Accounts receivable, gross	$264,500	$120,000
Allowance for expected credit loss	(115,000)	-
Accounts receivable, net	$149,500	$120,000

The movement in the allowance for expected credit loss for the years ended December 31, 2023 and December 31, 2022 were as follows:

	As of December 31, 2023 (Audited)	As of December 31, 2022 (Audited)
Balance at beginning of the year	$-	$-
Additions of allowance	115,000	-
Balance at end of the year	$115,000	$-

The accounts receivable represents receivable amount from companies where the Company owns equity interest, which are trade in nature and subject to normal trade term.

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

5. DEPOSITS PAID, PREPAYMENTS AND OTHER RECEIVABLES

Deposits paid, prepayments and other receivables consisted of the following as of December 31, 2023 and December 31, 2022:

	As of	As of
	December 31, 2023 (Audited)	December 31, 2022 (Audited)
Deposits paid	273	-
Other receivables	744	-
Total deposits paid, prepayments and other receivables	$1,017	$-

6. INVESTMENT IN OTHER COMPANIES

	As of	As of
	December 31, 2023 (Audited)	December 31, 2022 (Audited)
AsiaFIN Holdings Corp[1]	1,015	1,015
Angkasa-X Holdings Corp.2	1,300	1,300
JOCOM Holdings Corp.[3]	850	850
catTHIS Holdings Corp. [4]	1,900	1,900
Celmonze Wellness Corporation [5]	650	-
Total investment in other companies	$5,715	$5,065

[1]	On December 24, 2019, the Company has invested in AsiaFIN Holdings Corp. during the private placement stage. AsiaFIN Holdings Corp. is a company providing business technology solutions to its clients. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation service to AsiaFIN Holdings Corp. The investment in AsiaFIN Holdings Corp. is a strategic investment of the Company and the Company’s efforts on nurturing and providing collaborating and networking opportunities to ICT entrepreneurs across Asia. The investment is also aligning with the Company’s focus on the ICT industry. As of December 31, 2023, the Company acquired 12.26% interest in AsiaFIN Holdings Corp.

[2]	On February 5, 2021, the Company has invested in Angkasa-X Holdings Corp. during the private placement stage. Angkasa-X Holdings Corp. is a company focuses on research and development and commercializes on intellectual property design for communication satellites. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation services to Angkasa-X Holdings Corp. The investment in Angkasa-X Holdings Corp. is a strategic investment of the Company. As of December 31, 2023, the Company acquired 5.68 % interest in Angkasa-X Holdings Corp.

[3]	On June 1, 2021, the Company has invested in JOCOM Holdings Corp. during the private placement stage. JOCOM Holdings Corp. is a company focuses on m-commerce (Mobile commerce) platform specialized in online groceries and shopping. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation services to JOCOM Holdings Corp. The investment in JOCOM Holdings Corp. is a strategic investment of the Company. As of December 31, 2023, the Company acquired 14.74% interest in JOCOM Holdings Corp.

[4]	On August 30, 2021, the Company has invested in catTHIS Holdings Corp. during the private placement stage. catTHIS Holdings Corp. is a company that providing digital marketing service by using technologies such as mobile application known as “catTHIS App”. catTHIS App serve as a marketing tool which provides free digital catalog management platform that gives its users the ability to upload and share PDF catalogs anywhere and from any device. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation services to catTHIS Holdings Corp. The investment in catTHIS Holdings Corp. is a strategic investment of the company. As of December 31, 2023, the Company acquired 14.99 % interest in catTHIS Holdings Corp.

[5]	On March 8, 2023, the Company has invested in Celmonze Wellness Corporation during the private placement stage. Celmonze Wellness Corporation is a company focuses on beauty and wellness services. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation services to Celmonze Wellness Corporation. The investment in Celmonze Wellness Corporation is a strategic investment of the Company. Subsequently on February 6, 2024, the Company withdrew its investment in Celmonze Wellness Corporation and the fund invested was being refunded to the Company.

7. ACCOUNT PAYABLE

	As of December 31, 2023 (Audited)	As of December 31, 2022 (Audited)
Account payable	$324,200	$96,000
Total account payable	$324,200	$96,000

The account payable represents payable to a wholly owned subsidiary of a corporate shareholder which is trade in nature and subject to normal trade term.

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

8. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of	As of
	December 31, 2023 (Audited)	December 31, 2022 (Audited)
Accrued audit fees	$34,070	$19,203
Accrued professional fees[1]	16,167	1,541
Accrued expenses[2]	19,173	36,628
Total payables and accrued liabilities	$69,410	$57,372

[1]	Accrued professional fees consists of professional fees payable to Asia UBS Global Limited, a related party of the Company.

[2]	Accrued expenses include compensation payable to our directors and officers, amounting to $18,500 and $2,000 as of December 31, 2023 and 2022 respectively.

9. AMOUNT DUE TO A CORPORATE SHAREHOLDER

The amount due to a corporate shareholder represents amount payable for the refund of sponsorship for events concluded during the financial year, which is unsecured, interest free and payable on demand.

10. INCOME TAXES

For the year ended December 31, 2023 and year ended December 31, 2022, the local (United States) and foreign components of (loss) / profit before income taxes were comprised of the following:

	For the year ended December 31, 2023	For the year ended December 31, 2022

Tax jurisdictions from:
- Local	$(150,570)	$(58,780)
- Foreign, representing
Labuan	(49,016)	(52,009)
Hong Kong	(96,581)	19,165
Malaysia	(6,662)	(2,533)
Loss before income tax	$(302,829)	$(94,157)

The provision for income taxes consisted of the following:

	For the year ended December 31, 2023	For the year ended December 31, 2022

Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Malaysia and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of December 31, 2023, the operations in the United States of America incurred $543,956 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $435,165 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

11. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2023 and 2022:

Schedule of computation of net loss per share:	For the year ended December 31, 2023 (Audited)	For the year ended December 31, 2022 (Audited)
Net loss attributable to common shareholders	$(302,872)	$(94,276)

Weighted average common shares outstanding – Basic and diluted	97,304,864	92,519,843

Net loss per share – Basic and diluted (cent)#	$(0.00)	$(0.09)

# For the year ended December 31, 2023 and 2022, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

12. COMMITMENTS AND CONTINGENCIES

As of December 31, 2023 and 2022, the Company has no commitments or contingencies involved.

13. RELATED PARTY BALANCES AND TRANSACTIONS

Accounts receivable from related parties (Refer Note 4):	As of December 31, 2023 (Audited)	As of December 31, 2022 (Audited)
Accounts receivable, net
- catTHIS Holdings Corp.[1] (net of allowance of $ 115,000 as of December 31, 2023)	$-	$-
- JOCOM Holdings Corp.[1]	69,500	120,000
-Celmonze Wellness Corporation[2]	80,000	-
Total	$149,500	$120,000

The above related party receivables are trade in nature and subject to normal trade terms.

Account payable due to related parties (Refer Note 7):	As of December 31, 2023 (Audited)	As of December 31, 2022 (Audited)

Account payable:
- GreenPro Financial Consulting Limited[4]	$324,200	$96,000

The above related party account payable is trade in nature and subject to normal trade terms.

Other payables due to related parties (Refer Note 8):

- Mr. Chin Chee Seong (Director and Executive Officer)	8,750	-
- Mr. Tan Hock Chye (Executive Officer)	3,750	-
- Mr. Louis Ramesh Ruben (Director)	2,000	1,000
- Mr. Cheah Kok Hoong (Director)	2,000	1,000
- Mr. Seah Kok Wah (Director)	2,000	-
- Asia UBS Global Limited[3]	14,500	3,600
Total	$33,000	$5,600

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The above other payables to directors and executive officers represent salary and director fees payable.

The above other payable to Asia UBS Global Limited represent payables due for professional fees.

	As of	As of
Investment in related parties:	December 31, 2023 (Audited)	December 31, 2022 (Audited)
AsiaFIN Holdings Corp [1]	1,015	1,015
Angkasa-X Holdings Corp.[1]	1,300	1,300
JOCOM Holdings Corp.[1]	850	850
catTHIS Holdings Corp.[1]	1,900	1,900
Celmonze Wellness Corporation[2]	650	-
Total	$5,715	$5,065

For the years ended December 31, 2023 and 2022, the Company has following transactions with related parties:

	For the year ended December 31, 2023 (Audited)	For the year ended December 31, 2022 (Audited)
Included in Revenue are the following sales to related parties:
- GreenPro Financial Consulting Limited[4]	$11,640	$-
- AsiaFIN Holdings Corp.[1]	12,500	-
- JOCOM Holdings Corp.[1]	-	280,000
- catTHIS Holdings Corp.[1]	120,000	160,000
-Celmonze Wellness Corporation[2]	184,200	-
- GreenPro Venture Capital Limited[5]	-	87,089
Total	$328,340	$527,089

Included in Cost of revenue is the following costs incurred from a related party:
- GreenPro Financial Consulting Limited[4]	$251,700	$352,000
- Asia UBS Global Limited[3]	-	8,000
- GreenPro Newfin Academy Sdn. Bhd.[6]	-	6,300
	$251,700	$366,300

Included in General and administrative are the following expenses to related parties:

Executives’ compensation:
- Mr. Chin Chee Seong (Director and Executive Officer)	$14,669	$13,712
- Mr. Tan Hock Chye (Executive Officer)	14,669	13,712
- Mr. Seah Kok Wah (Chief Investment Officer)	-	11,446
Total	$29,338	$38,870

Non-executive Directors’ compensation:
- Mr. Louis Ramesh Ruben	$6,000	$6,000
- Mr. Cheah Kok Hoong	6,000	6,000
- Mr. Seah Kok Wah	6,000	-
Total	$18,000	12,000

Company secretary fees:
-Asia UBS Global Limited[3]	$9,830	$8,150
-GreenPro Resources Sdn. Bhd.[7]	-	1,092
	$9,830	$9,242

Professional fees:
- Asia UBS Global Limited[3]	$10,900	$9,000

[1]	As of December 31, 2023, the Company owns 12,26%, 5.68%, 14,76% and 14.99% of interest in AsiaFIN Holdings Corp., Angkasa-X Holdings Corp., JOCOM Holdings Corp. and catTHIS Holdings Corp. respectively.

[2]	As of December 31, 2023, the Company invested USD 650 in Celmonze Wellness Corporation during the private placement stage. Subsequently the divestment occurred on February 6, 2024 due to the restructuring of Celmonze Wellness Corporation.

[3]	Asia UBS Global Limited is a subsidiary of GreenPro Capital Corp. (GRNQ). GRNQ through its wholly owned subsidiaries, owns 27.55% shareholding in the Company.

[4]	GreenPro Financial Consulting Limited is a subsidiary of GreenPro Capital Corp. (GRNQ). GRNQ through its wholly owned subsidiaries, owns 27.55% shareholding in the Company.

[5]	GreenPro Venture Capital Limited is a subsidiary of GreenPro Capital Corp. (GRNQ). GRNQ through its wholly owned subsidiaries, owns 27.55% shareholding in the Company.

[6]	The major shareholder of GreenPro Newfin Academy Sdn. Bhd. is a shareholder of GreenPro Capital Corp. (GRNQ). GRNQ through its wholly owned subsidiaries, owns 27.55% shareholding in the Company.

[7]	GreenPro Resources Sdn. Bhd. is a subsidiary of GreenPro Capital Corp. (GRNQ). GRNQ through its wholly owned subsidiaries, owns 27.55% shareholding in the Company.

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. CONCENTRATIONS OF RISKS

(a) Major customers

For the years ended December 31, 2023 and 2022, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at year-end are presented as follows:

	For the year ended December 31
	2023	2022	2023	2022	2023	2022
	Revenues		Percentage of Revenues		Accounts Receivable, Trade
Customer A	$-	$280,000	-%	51%	$69,500	$120,000
Customer B	$120,000	$160,000	37%	29%	$115,000	$-
Customer C	$-	$87,089	-%	17%	$-	-
Customer D	$184,200	$-	56%	-%	$80,000	-
	$304,200	$527,089	93%	97%	$264,500	$120,000

(b) Major vendors

For the years ended December 31, 2023 and 2022, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at year-end are presented as follows:

	For the year ended December 31
	2023	2022	2023	2022	2023	2022
	Purchases		Percentage of Purchases		Account Payable, Trade
Vendor A	$251,700	$366,300	100%	81%	$324,200	$96,000
	$251,700	$366,300	100%	81%	$324,200	$96,000

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company had no inter-segment sales for the years presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography:

	For the year ended December 31, 2023
	United States	Malaysia	Hong Kong	Total

Revenues	$-	$-	$328,340	$328,340
Cost of revenues	-	-	(251,700)	(251,700)
Net loss	(150,570)	(55,678)	(96,581)	(302,829)

Total assets	$10	$34,547	$151,067	$185,624

	For the year ended December 31, 2022
	United States	Malaysia	Hong Kong	Total

Revenues	$-	$90,230	$457,865	$548,095
Cost of revenues	-	(87,753)	(366,300)	(454,053)
Net (loss) / profit	(58,780)	(54,542)	19,165	(94,157)

Total assets	$10	$118,329	$142,919	$261,258

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

On October 13, 2023, the Company issued 21,831,660 shares of its restricted common stock at $0.80 per share to the 8 shareholders of JSCL for the acquisition of 100% of the equity of JSCL. As of the date of this filing, the acquisition on July 12, 2023 has been cancelled due to factors that came to light on the valuation of the entity.

17. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all subsequent events through the filing date of this Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2023, and events which occurred subsequently but were not recognized in the financial statements. During the year, there was no subsequent event that required recognition or disclosure.

