Form 10-Q
period 2024-03-31
SEATech Ventures Corp.
filed 2024-05-15
CIK 1763660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2024

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2024
Common Stock, $.0001 par value	114,351,503

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF MARCH 31, 2024 AND DECEMBER 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of March 31, 2024 (Unaudited)	As of December 31, 2023 (Audited)
ASSETS
CURRENT ASSETS
Accounts receivable, net	$69,500	$149,500
Deposits paid and other receivables	791	1,017
Cash and cash equivalents	25,686	29,392

Total current assets	95,977	179,909

NON-CURRENT ASSETS
Investment in other companies	$5,065	$5,715

Total non-current assets	5,065	5,715

TOTAL ASSETS	$101,042	$185,624

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Account payable	$324,200	$324,200
Other payables and accrued liabilities	18,262	69,410
Share subscription received in advance	30,000	20,000
Total current liabilities	372,462	413,610

TOTAL LIABILITIES	$372,462	$413,610

STOCKHOLDERS’ DEFICIT
Preferred shares, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	$-	$-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 114,351,503 shares issued and outstanding as of March 31, 2024 and December 31, 2023 respectively	11,435	11,435
Additional paid-in capital	657,775	657,775
Accumulated other comprehensive loss	(156)	(287)
Accumulated deficit	$(940,474)	$(896,909)

TOTAL STOCKHOLDERS’ DEFICIT	$(271,420)	$(227,986)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$101,042	$185,624

See accompanying notes to unaudited consolidated financial statements.

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 and 2023 (UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	For the period ended March 31, 2024 (Unaudited)	For the period ended March 31, 2023 (Unaudited)
REVENUE	$-	$148,000

COST OF REVENUE	-	(116,000)

GROSS PROFIT	-	32,000

OTHER INCOME	-	-

SELLING AND DISTRIBUTION EXPENSES	(25)	(805)

GENERAL AND ADMINISTRATIVE EXPENSES	(43,540)	(38,600)

LOSS BEFORE INCOME TAX	(43,565)	$(7,405)

INCOME TAXES PROVISION	-	-

NET LOSS	(43,565)	(7,405)

OTHER COMPREHENSIVE LOSS
Foreign exchange translation gain/(loss)	131	(4)
COMPREHENSIVE LOSS	$(43,434)	$(7,409)

Net loss per share- Basic and diluted	(0.00)	(0.00)

Weighted average number of common shares outstanding - Basic and diluted	114,351,503	92,519,843

See accompanying notes to condensed consolidated financial statements.

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 and 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Three Months Ended March 31, 2024 (Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2023	114,351,503	$11,435	$657,775	$(287)	$(896,909)	$(227,986)
Foreign exchange translation gain	-	-	-	131	-	131
Net loss for the period	-	-	-	-	(43,565)	(43,565)
Balance as of March 31, 2024	114,351,503	11,435	657,775	(156)	(940,474)	(271,420)

Three Months Ended March 31, 2023 (Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2022	92,519,843	$9,252	$659,958	$(244)	$(594,080)	$74,886
Foreign exchange translation loss	-	-	-	(4)	-	(4)
Net loss for the period	-	-	-	-	(7,405)	(7,405)
Balance as of March 31, 2023	92,519,843	9,252	659,958	(248)	(601,485)	67,477

See accompanying notes to condensed consolidated financial statements.

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 and 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31, 2024 (Unaudited)	Three months ended March 31, 2023 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,565)	$(7,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	80,000	(115,550)
Account payable	-	116,000
Deposits paid and other receivables	209	(188)
Amount due to a corporate shareholder	-	(33,000)
Other payables and accrued liabilities	(51,116)	(29,613)
Deferred revenue	-	-
Net cash used in operating activities	(14,472)	(69,756)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in other companies	-	(650)
Refund of investment in other company	650	-
Net cash generated from/(used in) investing activities	$650	$(650)

CASH FLOWS FROM FINANCING ACTIVITIES:
Share subscription received in advance	10,000	-
Net cash provided by financing activities	$10,000	$-

Effect of exchange rate changes on cash and cash equivalents	116	(4)

Net change in cash and cash equivalents	(3,706)	(70,410)

Cash and cash equivalents, beginning of period	29,392	136,193
CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,686	$65,783

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

SEATECH VENTURES CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2024 (Currency expressed in United States Dollars (“US$”), except for number of shares) (UNAUDITED)

1. DESCRIPTION OF BUSINESS AND ORGANIZATION

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

On October 13, 2023, the Company issued 21,831,660 shares of its restricted common stock at $0.80 per share to the shareholders of Just Supply Chain Limited (“JSCL”), for acquisition of one hundred percent (100%) of the equity of JSCL. On May 06, 2024, the acquisition has been cancelled due to factors that came to light on the valuation of the entity.

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

SEATECH VENTURES CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2024 (Currency expressed in United States Dollars (“US$”), except for number of shares) (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements for SEATech Ventures Corp. and its subsidiaries for the three months ended March 31, 2024 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of SEATech Ventures Corp. and its wholly owned subsidiaries, SEATech Ventures Corp., SEATech Ventures (HK) Limited, SEATech CVC Sdn. Bhd. and SEATech Ventures Sdn. Bhd.. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted December 31 as its fiscal year end.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The Condensed Consolidated Balance Sheet information as of December 31, 2023 was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on May 10, 2024. These financial statements should be read in conjunction with that report.

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

Investments

Investments in equity securities

The Company accounts for its investments that represent less than 20% ownership, and for which the Company does not have the ability to exercise significant influence, using ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The Company measure investments in equity securities without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. Gains and losses on these securities are recognized in other income and expenses. At March 31, 2024, the Company had four investments in equity securities with carrying value of $5,065 (see Note 7).

SEATECH VENTURES CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2024 (Currency expressed in United States Dollars (“US$”), except for number of shares) (UNAUDITED)

Accounts receivable

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended March 31, 2024, the Company incurred a net loss of $43,565, suffered an accumulated deficit of $940,474 and negative operating cash flow of $14,472. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

SEATECH VENTURES CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2024 (Currency expressed in United States Dollars (“US$”), except for number of shares) (UNAUDITED)

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations.

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

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended March 31, 2024	As of and for the period ended March 31, 2023

Period-end RM : US$1 exchange rate	4.72	4.42
Period-average RM : US$1 exchange rate	4.72	4.39
Period-end HK$: US$1 exchange rate	7.83	7.85
Period-average HK$ : US$1 exchange rate	7.82	7.84

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

SEATECH VENTURES CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2024 (Currency expressed in United States Dollars (“US$”), except for number of shares) (UNAUDITED)

3. COMMON STOCK

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

On October 13, 2023, the Company issued 21,831,660 shares of its restricted common stock at $0.80 per share to 8 shareholders of Just Supply Chain Limited (“JSCL”), for acquisition of one hundred percent (100%) of the equity of JSCL. On May 06, 2024, the acquisition has been cancelled due to factors that came to light on the valuation of the entity.

As of March 31, 2024, SEATech Ventures Corp. has an issued and outstanding common share of 114,351,503.

4. ACCOUNTS RECEIVABLE

	As of March 31, 2024 (Unaudited)	As of December 31, 2023 (Audited)
Accounts receivable, gross	$184,500	$264,500
Allowance for expected credit loss	(115,000)	(115,000)
Accounts receivable, net	$69,500	$149,500

The movement in the allowance for expected credit loss for the period ended March 31, 2024 and year ended December 31, 2023 were as follows:

	As of March 31, 2024 (Unaudited)	As of December 31, 2023 (Audited)
Balance at beginning of the period/year	$115,000	$-
Additions of allowance	-	115,000
Balance at end of the period/year	$115,000	$115,000

The accounts receivable represents receivable amount from companies where the Company owns equity interest, which are trade in nature and subject to normal trade term.

SEATECH VENTURES CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2024 (Currency expressed in United States Dollars (“US$”), except for number of shares) (UNAUDITED)

5. CASH AND CASH EQUIVALENTS

As of March 31, 2024, the Company recorded $25,686 of cash and cash equivalents which primarily consists of cash in bank.

6. DEPOSITS PAID AND OTHER RECEIVABLES

Deposits paid and other receivables consisted of the following as of March 31, 2024 and December 31, 2023:

	As of	As of
	March 31, 2024 (Audited)	December 31, 2023 (Audited)
Deposits paid	273	273
Other receivables	518	744
Total deposits paid and other receivables	$791	$1,017

7. INVESTMENT IN OTHER COMPANIES

	As of March 31, 2024 (Unaudited)	As of December 31, 2023 (Audited)
AsiaFIN Holdings Corp.1	$1,015	$1,015
Angkasa-X Holdings Corp.2	1,300	1,300
JOCOM Holdings Corp.3	850	850
catTHIS Holdings Corp. 4	1,900	1,900
Celmonze Wellness Corporation 5	-	650
Total investment in other companies	$5,065	$5,715

[1]	On December 24, 2019, the Company has invested in AsiaFIN Holdings Corp. during the private placement stage. AsiaFIN Holdings Corp is a company providing business technology solutions to its clients. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation services to AsiaFIN Holdings Corp. The investment in AsiaFIN Holdings Corp. is a strategic investment of the Company and the Company’s efforts on nurturing and providing collaborating and networking opportunities to ICT entrepreneurs across Asia. The investment is also aligning with the Company’s focus on the ICT industry. As of March 31, 2024, the Company acquired 12.26% interest in AsiaFIN Holdings Corp.

[2]	On February 5, 2021, the Company has invested in Angkasa-X Holdings Corp. during the private placement stage. Angkasa-X Holdings Corp is a company focuses on research and development and commercializes on intellectual property design for communication satellites. SEATech Ventures Corp also provides corporate development, mentoring, and incubation services to Angkasa-X Holdings Corp. The investment in Angkasa-X Holdings Corp. is a strategic investment of the Company. As of March 31, 2024, the Company acquired 5.68% interest in Angkasa-X Holdings Corp.

[3]	On June 1, 2021, the Company has invested in JOCOM Holdings Corp. during the private placement stage. JOCOM Holdings Corp. is a company focuses on m-commerce (Mobile commerce) platform specialized in online groceries and shopping. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation services to JOCOM Holdings Corp. The investment in JOCOM Holdings Corp. is a strategic investment of the Company. As of March 31, 2024, the Company acquired 14.74% interest in JOCOM Holdings Corp.

[4]	On August 30, 2021, the Company has invested in catTHIS Holdings Corp. during the private placement stage. catTHIS Holdings Corp. is a company that providing digital marketing service by using technologies such as mobile application known as “catTHIS App”. catTHIS App serve as a marketing tool which provides free digital catalog management platform that gives its users the ability to upload and share PDF catalogs anywhere and from any device. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation services to catTHIS Holdings Corp. The investment in catTHIS Holdings Corp. is a strategic investment of the Company. As of March 31, 2024, the Company acquired 14.99% interest in catTHIS Holdings Corp.

[5]	On March 8, 2023, the Company has invested in Celmonze Wellness Corporation during the private placement stage. Celmonze Wellness Corporation is a company focuses on beauty and wellness services. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation services to Celmonze Wellness Corporation. The investment in Celmonze Wellness Corporation is a strategic investment of the Company. On February 6, 2024, the Company withdrew its investment in Celmonze Wellness Corporation and the fund invested was being refunded to the Company.

SEATECH VENTURES CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2024 (Currency expressed in United States Dollars (“US$”), except for number of shares) (UNAUDITED)

8. ACCOUNT PAYABLE

	As of March 31, 2024 (Unaudited)	As of December 31, 2023 (Audited)
Account payable	$324,200	$324,200
Total account payable	$324,200	$324,200

The account payable represents payable to a wholly owned subsidiary of a corporate shareholder which is trade in nature and subject to normal trade term.

9. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024 (Unaudited)	As of December 31, 2023 (Audited)
Accrued audit fees	$6,054	$34,070
Accrued expenses1	7,646	16,167
Accrued professional fees2	4,562	19,173
Total payables and accrued liabilities	$18,262	$69,410

[1]	Accrued expenses include compensation payable to our directors and officers, amounting to $7,500 and $18,500 as of March 31, 2024 and December 31, 2023 respectively.

[2]	Accrued professional fees consists of professional fees payable to Asia UBS Global Limited, a related party of the Company.

10. INCOME TAXES

For the three months ended March 31, 2024 and 2023, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	Three months ended March 31, 2024 (Unaudited)	Three months ended March 31, 2023 (Unaudited)
Tax jurisdictions from:
Local	$(16,582)	$(13,419)
Foreign, representing
- Labuan	(11,535)	(10,854)
- Hong Kong	(12,677)	17,653
- Malaysia	(2,771)	(785)
Loss before income tax	$(43,565)	$(7,405)

SEATECH VENTURES CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2024 (Currency expressed in United States Dollars (“US$”), except for number of shares) (UNAUDITED)

The provision for income taxes consisted of the following:

	For the period ended March 31, 2024 (Unaudited)	For the period ended March 31, 2023 (Unaudited)
Current:
- Local	-	-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States Labuan and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of March 31, 2024, the operations in the United States of America incurred $560,538 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $448,430 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

11. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. The following table sets forth the computation of basic and diluted net loss per share for the period ended March 31, 2024 and 2023:

Schedule of computation of net loss per share:	For the period ended March 31, 2024 (Unaudited)	For the period ended March 31, 2023 (Unaudited)
Net loss attributable to common shareholders	$(43,565)	$(7,405)

Weighted average common shares outstanding – Basic and diluted	114,351,503	92,519,843

Net loss per share – Basic and diluted#	$(0.00)	$(0.00)

#	For the period ended March 31, 2024 and 2023, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

SEATECH VENTURES CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2024 (Currency expressed in United States Dollars (“US$”), except for number of shares) (UNAUDITED)

12. COMMITMENTS AND CONTINGENCIES

As of March 31, 2024, the Company has no commitments or contingencies involved.

13. RELATED PARTY BALANCES AND TRANSACTIONS

Accounts receivable from related parties (Refer Note 4):	As of March 31, 2024 (Unaudited)	As of December 31, 2023 (Audited)
Accounts receivable, net
- catTHIS Holdings Corp.[1] (net of allowance of $ 115,000 as of March 31, 2024 and December 31, 2023)	$-	$-
- JOCOM Holdings Corp.[1]	69,500	69,500
-Celmonze Wellness Corporation[2]	-	80,000
Total	$69,500	$149,500

The above related party receivables are trade in nature and subject to normal trade terms.

Account payable due to related parties (Refer Note 8):	As of March 31, 2024 (Unaudited)	As of December 31, 2023 (Audited)

Account payable:
- GreenPro Financial Consulting Limited[3]	$324,200	$324,200

The above related party account payable is trade in nature and subject to normal trade terms.

Other payables due to related parties (Refer Note 9):

- Mr. Chin Chee Seong (Director and Executive Officer)	3,750	8,750
- Mr. Tan See Meng[5] (Director)	1,500	-
- Mr. Cheah Kok Hoong (Director)	1,000	2,000
- Mr. Prabodh Kumar A/L Kantilal H. Sheth[6] (Executive Officer)	1,250	-
- Mr. Tan Hock Chye[7] (Executive Officer)	-	3,750
- Mr. Louis Ramesh Ruben[8] (Director)	-	2,000
- Mr. Seah Kok Wah[9] (Director)	-	2,000
- Asia UBS Global Limited[4]	11,300	14,500
Total	$18,800	$33,000

The above other payables to directors and executive officers represent salary and director fees payable.

The above other payable to Asia UBS Global Limited represent payables due for professional fees.

	As of	As of
Investment in related parties:	March 31, 2024 (Unaudited)	December 31, 2023 (Audited)
AsiaFIN Holdings Corp 1	1,015	1,015
Angkasa-X Holdings Corp.1	1,300	1,300
JOCOM Holdings Corp.1	850	850
catTHIS Holdings Corp.1	1,900	1,900
Celmonze Wellness Corporation2	-	650
Total	$5,065	$5,715

SEATECH VENTURES CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2024 (Currency expressed in United States Dollars (“US$”), except for number of shares) (UNAUDITED)

For the period ended March 31, 2024 and 2023, the Company has following transactions with related parties:

	For the period ended March 31, 2024 (Unaudited)	For the period ended March 31, 2023 (Unaudited)
Included in Revenue are the following sales to related parties:
- AsiaFIN Holdings Corp.[1]	-	25,000
- catTHIS Holdings Corp.[1]	-	120,000
Total	$-	$145,000

Included in Cost of revenue is the following costs incurred from a related party:
- GreenPro Financial Consulting Limited[3]	$-	$116,000

Included in General and administrative are the following expenses to related parties:

Executives’ compensation:
- Mr. Chin Chee Seong (Director and Executive Officer)	$3,750	$3,419
- Mr. Tan See Meng[5] (Director)	1,500	-
- Mr. Prabodh Kumar A/L Kantilal H. Sheth[6] (Executive Officer)	3,750	-
- Mr. Tan Hock Chye[7] (Executive Officer)	-	3,419
Total	$9,000	$6,838

Non-executive Directors’ compensation:
- Mr. Louis Ramesh Ruben[8]	$-	$1,500
- Mr. Cheah Kok Hoong	1,500	1,500
- Mr. Seah Kok Wah[9]	-	1,500
Total	$1,500	4,500

Company secretary fees:
-Asia UBS Global Limited[4]	$5,250	$1,350

Professional fees:
- Asia UBS Global Limited[4]	$2,200	$1,800

[1]	As of March 31, 2024, the Company owns 12,26%, 5.68%, 14,76% and 14.99% of interest in AsiaFIN Holdings Corp., Angkasa-X Holdings Corp., JOCOM Holdings Corp. and catTHIS Holdings Corp. respectively.

[2]	The Company invested USD 650 in Celmonze Wellness Corporation during the private placement stage in year 2023. Divestment occurred on February 6, 2024 due to the restructuring of Celmonze Wellness Corporation.

[3]	GreenPro Financial Consulting Limited is a subsidiary of GreenPro Capital Corp. (GRNQ). GRNQ through its wholly owned subsidiaries, owns 27.55% shareholding in the Company.

[4]	Asia UBS Global Limited is a subsidiary of GreenPro Capital Corp. (GRNQ). GRNQ through its wholly owned subsidiaries, owns 27.55% shareholding in the Company.

[5]	On December 14, 2023, Mr. Tan See Meng was appointed as Executive Director of the Board of Director

[6]	On December 14, 2023, Mr. Prabodh Kumar A/L Kantilal H. Sheth was appointed as Chief Financial Officer of the Company, took over the role from Mr. Tan Hock Chye. On May 08, 2024, Mr. Sheth informed the Board that he tendered his resignation as the Chief Financial Officer of the Company.

[7]	On November 1, 2023, Mr. Tan Hock Chye tendered his resignation, serving a two-month notice period as the Chief Financial Officer of the Company.

[8]	On December 13, 2023, Mr. Louis Ramesh Ruben tendered his resignation as an Independent Non-Executive Director.

[9]	On December 13, 2023, Mr. Seah Kok Wah tendered his resignation as a Non-Executive Director.

SEATECH VENTURES CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2024 (Currency expressed in United States Dollars (“US$”), except for number of shares) (UNAUDITED)

14. CONCENTRATIONS OF RISKS

(a) Major customers

For the period ended March 31, 2024 and 2023, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	For the period ended March 31
	2024	2023	2024	2023	2024	2023
	Revenues		Percentage of Revenues		Accounts Receivable, Trade
Customer A	$-	$25,000	-%	17%	$-	$12,500
Customer B	-	120,000	-%	81%	-	120,000
	$-	$145,000	-%	98%	$-	$132,500

(b) Major vendors

For the period ended March 31, 2024 and 2023, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at period-end are presented as follows:

	For the period ended March 31
	2024	2023	2024	2023	2024	2023
	Purchases		Percentage of Purchases		Accounts Payable, Trade
Vendor A	$-	$116,000	-%	100%	$-	$212,000
	$-	$116,000	-%	100%	$-	$212,000

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

SEATECH VENTURES CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2024 (Currency expressed in United States Dollars (“US$”), except for number of shares) (UNAUDITED)

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography:

	For the period ended March 31, 2024
	United States	Malaysia	Hong Kong	Total

Revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Net loss	(16,582)	(14,306)	(12,677)	(43,565)

Total assets	$10	$27,848	$73,184	$101,042

	For the period ended March 31, 2023
	United States	Malaysia	Hong Kong	Total

Revenues	$-	$-	$148,000	$148,000
Cost of revenues	-	-	116,000	116,000
Net (loss)/profit	(13,419)	(11,639)	17,653	(7,405)

Total assets	$10	$33,911	$273,315	$307,236

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

On October 13, 2023, the Company issued 21,831,660 shares of its restricted common stock at $0.80 per share to the 8 shareholders of JSCL for the acquisition of 100% of the equity of JSCL. On May 06, 2024, the acquisition has been cancelled due to factors that came to light on the valuation of the entity.

17. SUBSEQUENT EVENTS

Departure of Chief Financial Officer

On May 08, 2024, Mr. Prabodh Kumar A/L Kantilal H. Sheth, the Chief Financial Officer of the Company, informed the Board that he tendered his resignation as the Chief Financial Officer of the Company. Mr. Sheth’s resignation was not due to a disagreement with the Company on any matters relating to the Company’s operations, policies or practices.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on May 10, 2024 (the “Form 10-K”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

At present, our physical office is in B-23A-02, G-Vestor Tower, Pavilion Embassy, 200, Jalan Ampang, 50450 Kuala Lumpur, Malaysia.

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

Results of Operation

For the three months ended March 31, 2024 and 2023

Revenues

For the three months ended March 31, 2024 and 2023, the Company has generated revenue of $0 and $148,000 respectively. The revenue represented income from provision of business mentoring, nurturing and incubation services relating to client businesses and corporate development advisory services. A decrease of revenue was due to no revenue deal during the three months ended March 31, 2024.

Cost of Revenue and Gross Margin

For the three months ended March 31, 2024 and 2023, cost incurred arise in providing corporate development advisory services are $0 and $116,000 respectively. The decrease of cost of revenue is associated with the decrease in revenue for the three months ended March 31, 2024. The Company generated gross profit of $0 and $32,000 for the three months ended March 31, 2024 and 2023 respectively.

Selling and marketing expenses

For the three months ended March 31, 2024 and 2023, we had selling and distribution expenses in the amount of $25 and $805 respectively, which were primarily comprised of marketing expenses and expenses incurred for selling of services. The decrease of selling and marketing expenses is associated with lesser marketing expenses incurred for the three months ended March 31, 2024.

3

General and administrative expenses

For the three months ended March 31, 2024 and 2023, we had general and administrative expenses in the amount of $43,540 and $38,600 respectively, which were primarily comprised of salary, professional fee, compliance fee, office and operation expenses. The increase of general and administrative expenses is mainly due to the increased in professional fee for the three months ended March 31, 2024.

Net Loss

For the three months ended March 31, 2024 and 2023, the Company has incurred a net loss of $43,565 and $7,405 respectively. The losses are mainly derived from the general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2024 and 2023, we had cash and cash equivalents of $25,686 and $65,783. We expect increased levels of operating activities going forward will result in more significant cash flows.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations.

Cash Used In Operating Activities

For the three months ended March 31, 2024, net cash used in operating activities was $14,472 and for the three months ended March 31, 2023, net cash used in operating activities was $69,756.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2024.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2024. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2024, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

4

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

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATech Ventures Corp.
(Name of Registrant)

Date: May 15, 2024
	By:	/s/ CHIN CHEE SEONG
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer

Date: May 15, 2024	By:	/s/ TAN SEE MENG
	Title:	Director

6