Form 10-Q
period 2024-06-30
SEATech Ventures Corp.
filed 2024-08-14
CIK 1763660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2024

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2024
Common Stock, $.0001 par value	114,351,503

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2024 AND DECEMBER 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	As of June 30, 2024 (Unaudited)	As of December 31, 2023 (Audited)
ASSETS
CURRENT ASSETS
Accounts receivable, net	$69,500	$149,500
Deposits paid and other receivables	791	1,017
Cash and cash equivalents	15,823	29,392

Total current assets	86,114	179,909

NON-CURRENT ASSETS
Investment in other companies	$5,065	$5,715

Total non-current assets	5,065	5,715

TOTAL ASSETS	$91,179	$185,624

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Account payable	$324,200	$324,200
Other payables and accrued liabilities	28,197	69,410
Share subscription received in advance	42,500	20,000
Total current liabilities	394,897	413,610

TOTAL LIABILITIES	$394,897	$413,610

STOCKHOLDERS’ DEFICIT
Preferred shares, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	$-	$-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 114,351,503 shares issued and outstanding as of June 30, 2024 and December 31, 2023 respectively	11,435	11,435
Additional paid-in capital	657,775	657,775
Accumulated other comprehensive loss	(169)	(287)
Accumulated deficit	$(972,759)	$(896,909)

TOTAL STOCKHOLDERS’ DEFICIT	$(303,718)	$(227,986)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$91,179	$185,624

See accompanying notes to unaudited consolidated financial statements.

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2024 and 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
	$	$	$	$
REVENUE	-	100,340	-	248,340

COST OF REVENUE	-	(71,700)	-	(187,700)

GROSS PROFIT	-	28,640	-	60,640

OTHER INCOME	-	-	-	-

SELLING AND DISTRIBUTION EXPENSES	(19)	-	(44)	(805)

GENERAL AND ADMINSTRATIVE EXPENSES	(32,266)	(45,527)	(75,806)	(84,127)

LOSS BEFORE INCOME TAX	(32,285)	(16,887)	(75,850)	(24,292)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	(32,285)	(16,887)	(75,850)	(24,292)

OTHER COMPREHENSIVE LOSS
Foreign exchange translation (loss)/gain	(13)	4	118	-
COMPREHENSIVE LOSS	(32,298)	(16,883)	(75,732)	(24,292)

NET LOSS PER SHARE – BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	114,351,503	92,519,843	114,351,503	92,519,843

See accompanying notes to condensed consolidated financial statements.

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2024 and 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Six Months Ended June 30, 2024 (Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2023	114,351,503	$11,435	$657,775	$(287)	$(896,909)	$(227,986)
Foreign exchange translation gain	-	-	-	118	-	118
Net loss for the period	-	-	-	-	(75,850)	(75,850)
Balance as of June 30, 2024	114,351,503	11,435	657,775	(169)	(972,759)	(303,718)

Six Months Ended June 30, 2023 (Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2022	92,519,843	$9,252	$659,958	$(244)	$(594,080)	$74,886
Foreign exchange translation loss	-	-	-	-	-	-
Net loss for the period	-	-	-	-	(24,292)	(24,292)
Balance as of June 30, 2023	92,519,843	9,252	659,958	(244)	(618,372)	50,594

See accompanying notes to condensed consolidated financial statements.

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 and 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended June 30, 2024 (Unaudited)	Six months ended June 30, 2023 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(75,850)	$(24,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	80,000	(205,915)
Account payable	-	187,700
Deposits paid, prepayments and other receivables	209	(798)
Amount due to a corporate shareholder	-	(33,000)
Other payables and accrued liabilities	(41,182)	(19,394)
Deferred revenue	-	212
Net cash used in operating activities	$(36,823)	$(95,487)

CASH FLOWS FROM INVESTING ACTIVITY:
Investment in other companies	-	(650)
Refund of investment in other company	650	-
Net cash generated from/(used in) investing activity	$650	$(650)

CASH FLOWS FROM FINANCING ACTIVITIES:
Share subscription received in advance	22,500	-
Net cash provided by financing activities	$22,500	$-

Effect of exchange rate changes on cash and cash equivalents	104	-

Net change in cash and cash equivalents	(13,569)	(96,137)

Cash and cash equivalents, beginning of period	29,392	136,193
CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,823	$40,056

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024

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

On October 13, 2023, the Company issued 21,831,660 shares of its restricted common stock at $0.80 per share to the shareholders of Just Supply Chain Limited (“JSCL”), for acquisition of one hundred percent (100%) of the equity of JSCL. On May 06, 2024, the acquisition has been cancelled due to factors that came to light on the valuation of the entity and subsequently on July 01, 2024, the 21,831,660 shares were returned to the Company and are held as treasury shares.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements for SEATech Ventures Corp. and its subsidiaries for the six months ended June 30, 2024 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of SEATech Ventures Corp. and its wholly owned subsidiaries, SEATech Ventures Corp., SEATech Ventures (HK) Limited, SEATech CVC Sdn. Bhd. and SEATech Ventures Sdn. Bhd.. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted December 31 as its fiscal year end.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The Condensed Consolidated Balance Sheet information as of December 31, 2023 was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on May 10, 2024. These financial statements should be read in conjunction with that report.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Cost of revenue

Cost of revenue includes the cost of services and product in providing business mentoring, nurturing, incubating and corporate development advisory services.

Investments

Investments in equity securities

The Company accounts for its investments that represent less than 20% ownership, and for which the Company does not have the ability to exercise significant influence, using ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The Company measure investments in equity securities without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. Gains and losses on these securities are recognized in other income and expenses. At June 30, 2024, the Company had four investments in equity securities with carrying value of $5,065 (see Note 7).

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

FOR THE SIX MONTHS ENDED JUNE 30, 2024

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended June 30, 2024, the Company incurred a net loss of $75,850, suffered an accumulated deficit of $972,759 and negative operating cash flow of $36,823. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2024

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

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended June 30, 2024	As of and for the period ended June 30, 2023

Period-end RM : US$1 exchange rate	4.72	4.67
Period-average RM : US$1 exchange rate	4.73	4.45
Period-end HK$: US$1 exchange rate	7.81	7.84
Period-average HK$ : US$1 exchange rate	7.82	7.84

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

FOR THE SIX MONTHS ENDED JUNE 30, 2024

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

FOR THE SIX MONTHS ENDED JUNE 30, 2024

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

As of June 30, 2024, SEATech Ventures Corp. has an issued and outstanding common share of 114,351,503.

4. ACCOUNTS RECEIVABLE

	As of June 30, 2024 (Unaudited)	As of December 31, 2023 (Audited)
Accounts receivable, gross	$184,500	$264,500
Allowance for expected credit loss	(115,000)	(115,000)
Accounts receivable, net	$69,500	$149,500

The movement in the allowance for expected credit loss for the period ended June 30, 2024 and year ended December 31, 2023 were as follows:

	As of June 30, 2024 (Unaudited)	As of December 31, 2023 (Audited)
Balance at beginning of the period/year	$115,000	$-
Additions of allowance	-	115,000
Balance at end of the period/year	$115,000	$115,000

The accounts receivable represents receivable amount from companies where the Company owns equity interest, which are trade in nature and subject to normal trade term.

5. CASH AND CASH EQUIVALENTS

As of June 30, 2024, the Company recorded $15,823 of cash and cash equivalents which primarily consists of cash in bank.

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

6. DEPOSITS PAID AND OTHER RECEIVABLES

Deposits paid and other receivables consisted of the following as of June 30, 2024 and December 31, 2023:

	As of	As of
	June 30, 2024 (Audited)	December 31, 2023 (Audited)
Deposits paid	273	273
Other receivables	518	744
Total deposits paid and other receivables	$791	$1,017

7. INVESTMENT IN OTHER COMPANIES

	As of June 30, 2024 (Unaudited)	As of December 31, 2023 (Audited)
AsiaFIN Holdings Corp.[1]	$1,015	$1,015
Angkasa-X Holdings Corp.[2]	1,300	1,300
JOCOM Holdings Corp.[3]	850	850
catTHIS Holdings Corp. [4]	1,900	1,900
Celmonze Wellness Corporation [5]	-	650
Total investment in other companies	$5,065	$5,715

[1]	On December 24, 2019, the Company has invested in AsiaFIN Holdings Corp. during the private placement stage. AsiaFIN Holdings Corp is a company providing business technology solutions to its clients. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation services to AsiaFIN Holdings Corp. The investment in AsiaFIN Holdings Corp. is a strategic investment of the Company and the Company’s efforts on nurturing and providing collaborating and networking opportunities to ICT entrepreneurs across Asia. The investment is also aligning with the Company’s focus on the ICT industry. As of June 30, 2024, the Company acquired 12.26% interest in AsiaFIN Holdings Corp.

[2]	On February 5, 2021, the Company has invested in Angkasa-X Holdings Corp. during the private placement stage. Angkasa-X Holdings Corp is a company focuses on research and development and commercializes on intellectual property design for communication satellites. SEATech Ventures Corp also provides corporate development, mentoring, and incubation services to Angkasa-X Holdings Corp. The investment in Angkasa-X Holdings Corp. is a strategic investment of the Company. As of June 30, 2024, the Company acquired 5.68% interest in Angkasa-X Holdings Corp.

[3]	On June 1, 2021, the Company has invested in JOCOM Holdings Corp. during the private placement stage. JOCOM Holdings Corp. is a company focuses on m-commerce (Mobile commerce) platform specialized in online groceries and shopping. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation services to JOCOM Holdings Corp. The investment in JOCOM Holdings Corp. is a strategic investment of the Company. As of June 30, 2024, the Company acquired 14.74% interest in JOCOM Holdings Corp.

[4]	On August 30, 2021, the Company has invested in catTHIS Holdings Corp. during the private placement stage. catTHIS Holdings Corp. is a company that providing digital marketing service by using technologies such as mobile application known as “catTHIS App”. catTHIS App serve as a marketing tool which provides free digital catalog management platform that gives its users the ability to upload and share PDF catalogs anywhere and from any device. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation services to catTHIS Holdings Corp. The investment in catTHIS Holdings Corp. is a strategic investment of the Company. As of June 30, 2024, the Company acquired 14.99% interest in catTHIS Holdings Corp.

[5]	On March 8, 2023, the Company has invested in Celmonze Wellness Corporation during the private placement stage. Celmonze Wellness Corporation is a company focuses on beauty and wellness services. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation services to Celmonze Wellness Corporation. The investment in Celmonze Wellness Corporation is a strategic investment of the Company. On February 6, 2024, the Company withdrew its investment in Celmonze Wellness Corporation and the fund invested was refunded to the Company.

8. ACCOUNT PAYABLE

	As of June 30, 2024 (Unaudited)	As of December 31, 2023 (Audited)
Account payable	$324,200	$324,200
Total account payable	$324,200	$324,200

The account payable represents payable to a wholly owned subsidiary of a corporate shareholder which is trade in nature.

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

9. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024 (Unaudited)	As of December 31, 2023 (Audited)
Accrued audit fees	$6,054	$34,070
Accrued expenses[1]	14,396	19,173
Accrued professional fees[2]	7,747	16,167
Total payables and accrued liabilities	$28,197	$69,410

[1]	Accrued expenses include compensation payable to our directors and officers, amounting to $14,250 and $18,500 as of June 30, 2024 and December 31, 2023 respectively.

[2]	Accrued professional fees consists of professional fees payable to Asia UBS Global Limited, a related party of the Company.

10. INCOME TAXES

For the six months ended June 30, 2024 and 2023, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	Six months ended June 30, 2024 (Unaudited)	Six months ended June 30, 2023 (Unaudited)
Tax jurisdictions from:
Local	$(33,262)	$(28,204)
Foreign, representing
- Labuan	(20,837)	(25,455)
- Hong Kong	$(18,847)	$32,059
- Malaysia	(2,904)	(2,692)
Loss before income tax	$(75,850)	$(24,292)

The provision for income taxes consisted of the following:

	For the period ended June 30, 2024 (Unaudited)	For the period ended June 30, 2023 (Unaudited)
Current:
- Local	-	-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States Labuan and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of June 30, 2024, the operations in the United States of America incurred $577,218 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $461,774 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

11. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. The following table sets forth the computation of basic and diluted net loss per share for the period ended June 30, 2024 and 2023:

Schedule of computation of net loss per share:	For the period ended June 30, 2024 (Unaudited)	For the period ended June 30, 2023 (Unaudited)
Net loss attributable to common shareholders	$(75,850)	$(24,292)

Weighted average common shares outstanding – Basic and diluted	114,351,503	92,519,843

Net loss per share – Basic and diluted#	$(0.00)	$(0.00)

#	For the period ended June 30, 2024 and 2023, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

12. COMMITMENTS AND CONTINGENCIES

As of June 30, 2024, the Company has no commitments or contingencies involved.

13. RELATED PARTY BALANCES AND TRANSACTIONS

Accounts receivable from related parties (Refer Note 4):	As of June 30, 2024 (Unaudited)	As of December 31, 2023 (Audited)
Accounts receivable, net
- catTHIS Holdings Corp.[1] (net of allowance of $ 115,000 as of June 30, 2024 and December 31, 2023)	$-	$-
- JOCOM Holdings Corp.[1]	69,500	69,500
-Celmonze Wellness Corporation[2]	-	80,000
Total	$69,500	$149,500

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

The above related party receivables are trade in nature and subject to normal trade terms.

Account payable due to related parties (Refer Note 8):	As of June 30, 2024 (Unaudited)	As of December 31, 2023 (Audited)

Account payable:
- GreenPro Financial Consulting Limited[3]	$324,200	$324,200

The above related party account payable is trade in nature.

Other payables due to related parties (Refer Note 9):

- Mr. Chin Chee Seong (Director and Executive Officer)	7,500	8,750
- Mr. Tan See Meng[5] (Director)	3,000	-
- Mr. Cheah Kok Hoong (Director)	2,500	2,000
- Mr. Prabodh Kumar A/L Kantilal H. Sheth[6] (Executive Officer)	1,250	-
- Mr. Tan Hock Chye[7] (Executive Officer)	-	3,750
- Mr. Louis Ramesh Ruben[8] (Director)	-	2,000
- Mr. Seah Kok Wah[9] (Director)	-	2,000
- Asia UBS Global Limited[4]	11,700	14,500
Total	$25,950	$33,000

The above other payables to directors and executive officers represent salary and director fees payable.

The above other payable to Asia UBS Global Limited represent payables due for professional fees.

	As of	As of
Investment in related parties:	June 30, 2024 (Unaudited)	December 31, 2023 (Audited)
AsiaFIN Holdings Corp [1]	1,015	1,015
Angkasa-X Holdings Corp.[1]	1,300	1,300
JOCOM Holdings Corp.[1]	850	850
catTHIS Holdings Corp.[1]	1,900	1,900
Celmonze Wellness Corporation[2]	-	650
Total	$5,065	$5,715

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

For the period ended June 30, 2024 and 2023, the Company has following transactions with related parties:

	For the period ended June 30, 2024 (Unaudited)	For the period ended June 30, 2023 (Unaudited)
Included in Revenue are the following sales to related parties:
- AsiaFIN Holdings Corp.[1]	-	12,500
- catTHIS Holdings Corp.[1]	-	120,000
- Celmonze Wellness Corporation[2]	-	104,200
- GreenPro Financial Consulting Limited[3]	-	11,640
Total	$-	$248,340

Included in Cost of revenue is the following costs incurred from a related party:
- GreenPro Financial Consulting Limited[3]	$-	$187,700

Included in General and administrative are the following expenses to related parties:

Executives’ compensation:
- Mr. Chin Chee Seong (Director and Executive Officer)	$7,500	$7,169
- Mr. Tan See Meng[5] (Director)	3,000	-
- Mr. Prabodh Kumar A/L Kantilal H. Sheth[6] (Executive Officer)	3,750	-
- Mr. Tan Hock Chye[7] (Executive Officer)	-	7,169
Total	$14,250	$14,338

Non-executive Directors’ compensation:
- Mr. Louis Ramesh Ruben[8]	$-	$3,000
- Mr. Cheah Kok Hoong	3,000	3,000
- Mr. Seah Kok Wah[9]	-	3,000
Total	$3,000	9,000

Company secretary fees:
-Asia UBS Global Limited[4]	$5,250	$3,550
i
Professional fees:
- Asia UBS Global Limited[4]	$4,400	$3,600

[1]	As of June 30, 2024, the Company owns 12,26%, 5.68%, 14,76% and 14.99% of interest in AsiaFIN Holdings Corp., Angkasa-X Holdings Corp., JOCOM Holdings Corp. and catTHIS Holdings Corp. respectively.

[2]	The Company invested USD 650 in Celmonze Wellness Corporation during the private placement stage in year 2023. Divestment occurred on February 6, 2024 due to the restructuring of Celmonze Wellness Corporation.

[3]	GreenPro Financial Consulting Limited is a subsidiary of GreenPro Capital Corp. (GRNQ). GRNQ through its wholly owned subsidiaries, owns 27.55% shareholding in the Company.

[4]	Asia UBS Global Limited is a subsidiary of GreenPro Capital Corp. (GRNQ). GRNQ through its wholly owned subsidiaries, owns 27.55% shareholding in the Company.

[5]	On December 14, 2023, Mr. Tan See Meng was appointed as Executive Director of the Board of Director.

[6]	On December 14, 2023, Mr. Prabodh Kumar A/L Kantilal H. Sheth was appointed as Chief Financial Officer of the Company, took over the role from Mr. Tan Hock Chye. On May 08, 2024, Mr. Sheth informed the Board that he tendered his resignation as the Chief Financial Officer of the Company.

[7]	On November 1, 2023, Mr. Tan Hock Chye tendered his resignation, serving a two-month notice period as the Chief Financial Officer of the Company.

[8]	On December 13, 2023, Mr. Louis Ramesh Ruben tendered his resignation as an Independent Non-Executive Director.

[9]	On December 13, 2023, Mr. Seah Kok Wah tendered his resignation as a Non-Executive Director.

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

14. CONCENTRATIONS OF RISKS

(a) Major customers

For the period ended June 30, 2024 and 2023, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	For the period ended June 30
	2024	2023	2024	2023	2024	2023
	Revenues		Percentage of Revenues		Accounts Receivable, Trade
Customer A	$-	$120,000	-%	48%	$-	$120,000
Customer B	-	104,200	-%	42%	-	104,200
	$-	$224,200	-%	90%	$-	$224,200

(b) Major vendors

For the period ended June 30, 2024 and 2023, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at period-end are presented as follows:

	For the period ended June 30
	2024	2023	2024	2023	2024	2023
	Purchases		Percentage of Purchases		Accounts Payable, Trade
Vendor A	$-	$187,700	-%	100%	$-	$283,700
	$-	$187,700	-%	100%	$-	$283,700

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

FOR THE SIX MONTHS ENDED JUNE 30, 2024

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography:

	For the period ended June 30, 2024
	United States	Malaysia	Hong Kong	Total

Revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Net loss	(33,262)	(23,741)	(18,847)	(75,850)

Total assets	$10	$18,826	$72,343	$91,179

	For the period ended June 30, 2023
	United States	Malaysia	Hong Kong	Total

Revenues	$-	$-	$248,340	$248,340
Cost of revenues	-	-	(187,700)	(187,700)
Net (loss)/profit	(28,204)	(28,147)	32,059	(24,292)

Total assets	$10	$36,960	$335,514	$372,484

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

On October 13, 2023, the Company issued 21,831,660 shares of its restricted common stock at $0.80 per share to the 8 shareholders of JSCL for the acquisition of 100% of the equity of JSCL. On May 06, 2024, the acquisition has been cancelled due to factors that came to light on the valuation of the entity and subsequently on July 01, 2024, the 21,831,660 shares were returned to the Company and are held as treasury shares.

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

3

Results of Operation

For the three months and six months ended June 30, 2024 and 2023

Revenues

For the three months and six months ended June 30, 2024, the Company has generated revenue of $0 while for three months and six months ended June 30, 2023, the Company has generated revenue of $100,340 and $248,340 respectively. The revenue represented income from provision of business mentoring, nurturing and incubation services relating to client businesses and corporate development advisory services. A decrease of revenue was due to no revenue deal during the three months and six months ended June 30, 2024.

Cost of Revenue and Gross Margin

For the three months and six months ended June 30, 2024, cost incurred in providing corporate development advisory services are $0 while for the three months and six months ended June 30, 2023, cost incurred in providing corporate development advisory services are $71,700 and $187,700 respectively. The decrease of cost of revenue is associated with the decrease in revenue for the three months and six months ended June 30, 2024. Our gross margin for the three months and six months ended June 30, 2024 are $0, gross margin for the three months and six months ended June 30, 2023 are $28,640 and $60,640 respectively.

Selling and marketing expenses

For the three months and six months ended June 30, 2024, we had selling and distribution expenses in the amount of $19 and $44 respectively, while for the three months and six months ended June 30, 2023, selling and distribution expenses are in the amount of $0 and $805 respectively, which were primarily comprised of marketing expenses and expenses incurred for selling of services. The decrease of selling and marketing expenses is associated with lesser marketing expenses incurred for the six months ended June 30, 2024.

General and administrative expenses

For the three months and six months ended June 30, 2024, we had general and administrative expenses in the amount of $32,266 and $75,806 respectively, while for the three months and six months ended June 30, 2023, we had general and administrative expenses in the amount of $45,527 and $84,127 respectively, which were primarily comprised of salary, professional fee, compliance fee, office and operation expenses. The decrease of general and administrative expenses is mainly due to lesser administrative expenses incurred for the three months and six months ended June 30, 2024.

Net Loss

For the three months and six months ended June 30, 2024, the Company has incurred a net loss of $32,285 and $75,850 respectively. For the three months and six months ended June 30, 2023, the Company incurred net loss of $16,887 and $24,292 respectively. The losses are mainly derived from the general and administrative expenses.

4

Liquidity and Capital Resources

As of June 30, 2024 and 2023, we had cash and cash equivalents of $15,823 and $40,056 respectively. We expect increased levels of operating activities going forward will result in more significant cash flows.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations.

Cash Used In Operating Activities

For the six months ended June 30, 2024 and 2023, net cash used in operating activities were $36,823 and $95,487 respectively.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2024.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2024. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2024, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SEATech Ventures Corp.
(Name of Registrant)

Date: August 14, 2024
	By:	/s/ CHIN CHEE SEONG
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer

Date: August 14, 2024	By:	/s/ TAN SEE MENG
	Title:	Director

9