Form 10-K
period 2024-12-31
SEATech Ventures Corp.
filed 2025-04-15
CIK 1763660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2024

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

Not Applicable

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 15, 2025
Common Stock, $.0001 par value	92,519,843

SEATech Ventures Corp.

FORM 10-K

For the Fiscal Year Ended December 31, 2024

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

Sources:

2. Source: https://www.prnewswire.com/news-releases/it-spending-market-size-in-southeast-asia-to-grow-by-usd-33-97-trillion-hardware-segment-to-be-significant-for-revenue-generation—technavio-301598739.html

ICT Industry in Malaysia

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

For the year ended December 31, 2024, we did not generate revenue due to adverse economic situation. We are continuously exploring new business opportunities.

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

Customers

For the year ended December 31, 2024, due to adverse economic situation, the Company has generated $0 revenue from customers through the provision of business mentoring, nurturing and incubation services relating to client businesses and corporate development advisory services.

Employees

As of December 31, 2024, the Company has a total of 1 full-time employee at our headquarter office in Kuala Lumpur, Malaysia. The 1 full-time employee is administrative staffs of the Company.

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

Fiscal Year 2024	Highest Bid	Lowest Bid
First Quarter	$0.58	$0.11
Second Quarter	$0.21	$0.03
Third Quarter	$0.19	$0.03
Fourth Quarter	$0.20	$0.03

Holders

As of December 31, 2024, we had 92,519,843 shares of our Common Stock par value, $.0001 issued and outstanding. There were 484 beneficial owners of our Common Stock.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2024.

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

Results of Operations

Revenues for the year ended December 31, 2024 and 2023

The Company generated revenue of $0 and $328,340 for the year ended December 31, 2024 and 2023. The revenue represented income from provision of business mentoring, nurturing and incubation services relating to client businesses and corporate development advisory services. A decrease of revenue was due no revenue deal flow during the year ended December 31, 2024.

Cost of Revenue and Gross Margin

For the year ended December 31, 2024 and 2023, cost incurred in providing corporate development advisory services is $0 and $251,700. The decrease of cost of revenue is associated with the decrease in revenue for the year ended December 31, 2024. The Company generates gross profits of $0 and $76,640 for the year ended December 31, 2024 and 2023.

Selling and Distribution Expenses

Selling and distribution expenses for the year ended December 31, 2024 and 2023 amounted to $65 and $835 respectively. These expenses comprised expenses on website and website maintenance, marketing and networking event. The decrease of selling and distribution expenses is associated with lesser marketing expenses incurred for the year ended December 31, 2024.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2024 and 2023 amounted to $157,382 and $378,634 respectively. These expenses are comprised of salary, professional fee, compliance fee, office and operation expenses. The decrease of general and administrative expenses is associated with lesser general and administrative expenses incurred for the year ended December 31, 2024.

Other Income

The Company recorded an amount of $521 and $0 as other income for the year ended December 31, 2024 and 2023 respectively. This income is derived from the foreign exchange gain.

Net Loss and Net Loss Margin

The net loss was $156,926 for the year ended December 31, 2024 as compared to $302,829 for the year ended December 31, 2023. The decrease in net loss of $145,903 was associated with the lesser general and administrative expenses incurred for the year ended December 31, 2024. Taking into the loss for the year ended December 31, 2024, the accumulated loss for the Company has increased from $896,909 to $1,053,835.

Liquidity and Capital Resources

As of December 31, 2024, we had cash and cash equivalents of $12,330. We expect increased levels of operations going forward will result in more significant cash flow and in turn working capital.

We depend substantially on operating activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations.

Cash Used in Operating Activities

For the year ended December 31, 2024 and 2023, net cash used in operating activities was $39,982 and $124,661. The cash used in operating activities was mainly for payment of sales and marketing and general and administrative expenses.

Cash Provided by Financing Activities

For the year ended December 31, 2024, net cash provided by financing activities was $22,500. For the year ended December 31, 2023, net cash provided by financing activities was $20,000. The financing cash flow performance primarily reflects the share subscription received in advance.

Cash Provided by / (Used in) Investing Activities

For the financial year ended December 31, 2024, the net cash provided by investing activities was $650. For the financial year ended December 31, 2023, the net cash used in investing activities was $650. The investing cash flow performance primarily reflects the divestment or investment in other companies.

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

As of December 31, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (ICIF-2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of December 31, 2024.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2024 based on criteria established in in COSO Internal Control - Integrated Framework (ICIF-2013).

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2025.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Chin Chee Seong	64	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, Director
Tan See Meng	60	Director
Cheah Kok Hoong	58	Independent Non-Executive Director
Prabodh Kumar A/L Kantilal H. Sheth (1)	62	Chief Financial Officer

(1)	Mr. Prabodh Kumar A/L Kantilal H. Sheth tendered resignation as the Chief Financial Officer on May 8, 2024.

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Mr. Chin Chee Seong – President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director

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

Mr. Prabodh Kumar A/L Kantilal H. Sheth tendered resignation as the Chief Financial Officer on May 8, 2024.

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

Audit Committee

Our Audit Committee comprised of our independent non-executive director: Mr. Cheah Kok Hoong.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our principal executive officer and principal financial officer who served at the end of the year December 31, 2024, for services rendered in all capacities to us.

Summary Compensation Table:

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chin Chee Seong, Chief Executive Officer, President, Secretary, Treasurer, Director	For the year ended December 31, 2024	15,000	-	-	-	-	-	-	15,000
	For the year ended December 31, 2023	14,669	-	-	-	-	-	-	14,669

Tan See Meng, Director	For the year ended December 31, 2024	-	-	-	-	-	-	6,000	6,000
	For the year ended December 31, 2023	-	-	-	-	-	-	-	-

Prabodh Kumar A/L Kantilal H. Sheth, Chief Financial Officer (1)	For the year ended December 31, 2024	3,750	-	-	-	-	-	-	3,750
	For the year ended December 31, 2023	-	-	-	-	-	-	-	-

(1)	Mr. Prabodh Kumar A/L Kantilal H. Sheth tendered resignation as the Chief Financial Officer on May 8, 2024.

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

Employment Agreements

Our Chief Executive Officer, Mr. Chin Chee Seong, signed employment agreement on April 01, 2021. Mr. Prabodh Kumar A/L Kantilal H. Sheth was appointed as Chief Financial Officer and signed employment agreement with our Company on December 14, 2023. On May 8, 2024, Mr. Prabodh Kumar A/L Kantilal H. Sheth tendered resignation as the Chief Financial Officer. Our Chief Executive Officer, Mr. Chin Chee Seong has been the interim Chief Financial Officer until a suitable candidate is appointed for the position.

Compensation Discussion and Analysis

Director Compensation

During our fiscal year ended December 31, 2024, we provided monthly compensation to our executive director, Mr. Tan See Meng for $500 and our independent non-executive director, Mr. Cheah Kok Hoong for $500 monthly compensation.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2024, the Company has 92,519,843 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of December 31, 2024 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Chin Chee Seong[1], Chief Executive Officer, President, Secretary, Treasurer and Director	20,844,587	22.53%	22.53%

Tan See Meng, Director	-	-%	-%

Cheah Kok Hoong Independent Non-Executive Director	-	-%	-%

Prabodh Kumar A/L Kantilal H. Sheth[2] Chief Financial Officer	-	-%	-%
All of executive officers and director as a group	20,844,587	22.53%	22.53%

5% or greater shareholders (excluding officers/directors)
Greenpro Asia Strategic SPC[3]	42,522,139	45.96%	45.96%
STVC Talent Sdn Bhd[4]	8,081,800	8.74%	8.74%

1Mr. Chin Chee Seong owns 100% of the issued and outstanding shares of Metita Sdn. Bhd., therefore, the table above includes the share ownership of Metita Sdn. Bhd. with Mr. Chin Chee Seong collectively, in the row of Mr. Chin.

2Mr. Prabodh Kumar A/L Kantilal H. Sheth tendered resignation as the Chief Financial Officer on May 8, 2024.

3Greenpro Asia Strategic SPC- Greenpro Asia Strategic Fund SP is owned and controlled by GC Investment Management Limited.

4Mr. Wang Sze Yao @ Wang Ming Way is the sole officer, director and controlling shareholder of STVC Talent Sdn. Bhd.

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

For the year ended December 31, 2024, the Company incurred $16,050 payable to Asia UBS Global Limited for professional services.

RELATED PARTY BALANCES AND TRANSACTIONS

Accounts receivable from related parties (Refer Note 4):	As of December 31, 2024 (Audited)	As of December 31, 2023 (Audited)
Accounts receivable, net
- catTHIS Holdings Corp.[1] (net of allowance of $ 115,000 as of December 31, 2024 and December 31, 2023 respectively)	$-	$-
- JOCOM Holdings Corp.[1]	-	69,500
-Celmonze Wellness Corporation[3]	-	80,000
Total	$-	$149,500

The above related party receivables are trade in nature and subject to normal trade terms.

Account payable due to related parties (Refer Note 7):	As of December 31, 2024 (Audited)	As of December 31, 2023 (Audited)

Account payable:
- GreenPro Financial Consulting Limited[5]	$285,200	$324,200

The above related party account payable is trade in nature and subject to normal trade terms.

Other payables due to related parties (Refer Note 8):

- Mr. Chin Chee Seong (Director and Executive Officer)	15,000	8,750
- Mr. Tan See Meng (Director)	6,000	-
- Mr. Prabodh Kumar A/L Kantilal H. Sheth (former Executive Officer, resigned on May 8, 2024)	1,250	-
- Mr. Tan Hock Chye (Executive Officer)	-	3,750
- Mr. Louis Ramesh Ruben (Director)	-	2,000
- Mr. Cheah Kok Hoong (Director)	5,500	2,000
- Mr. Seah Kok Wah (Former Director, resigned on December 13, 2023)	-	2,000
- Asia UBS Global Limited[4]	12,600	14,500
Total	$40,350	$33,000

The above other payables to directors and executive officers represent salary and director fees payable.

The above other payable to Asia UBS Global Limited represent payables due for professional fees.

	As of	As of
Investment in related parties:	December 31, 2024 (Audited)	December 31, 2023 (Audited)
AsiaFIN Holdings Corp [1]	1,015	1,015
Angkasa-X Holdings Corp.[2]	-	1,300
JOCOM Holdings Corp.[1]	850	850
catTHIS Holdings Corp.[1]	1,900	1,900
Celmonze Wellness Corporation[3]	-	650
Total	$3,765	$5,715

For the years ended December 31, 2024 and 2023, the Company has following transactions with related parties:

	For the year ended December 31, 2024 (Audited)	For the year ended December 31, 2023 (Audited)
Included in Revenue are the following sales to related parties:
- GreenPro Financial Consulting Limited[5]	$-	$11,640
- AsiaFIN Holdings Corp.[1]	-	12,500
- catTHIS Holdings Corp.[1]	-	120,000
-Celmonze Wellness Corporation[3]	-	184,200
Total	$-	$328,340

Included in Cost of revenue is the following costs incurred from a related party:
- GreenPro Financial Consulting Limited[5]	$-	$251,700
Total	$-	$251,700

Included in General and administrative are the following expenses to related parties:

Executives’ compensation:
- Mr. Chin Chee Seong (Director and Executive Officer)	$15,000	$14,669
- Mr. Tan See Meng (Director)	6,000	-
- Mr. Prabodh Kumar A/L Kantilal H. Sheth (former Executive Officer, resigned on May 8, 2024)	3,750	-
- Mr. Tan Hock Chye (Executive Officer)	-	14,669
Total	$24,750	$29,338

Non-executive Directors’ compensation:
- Mr. Louis Ramesh Ruben	$-	$6,000
- Mr. Cheah Kok Hoong	6,000	6,000
- Mr. Seah Kok Wah (Former Director, resigned on December 13, 2023)	-	6,000
Total	$6,000	18,000

Company secretary fees:
-Asia UBS Global Limited[4]	$5,250	$9,830
	$5,250	$9,830

Professional fees:
- Asia UBS Global Limited[4]	$10,800	$10,900

1As of December 31, 2024, the Company owns 12,26%, 14,76% and 14.99% of interest in AsiaFIN Holdings Corp., JOCOM Holdings Corp. and catTHIS Holdings Corp. respectively.

2Divestment in Angkasa-X Holdings Corp. occurred on August 9, 2024 due to the management decision.

3Divestment in Celmonze Wellness Corporation occurred on February 6, 2024 due to the restructuring of Celmonze Wellness Corporation.

4Asia UBS Global Limited is a subsidiary of GreenPro Capital Corp. (GRNQ). GRNQ through its wholly owned subsidiaries, owns 49.45% shareholding in the Company.

 5GreenPro Financial Consulting Limited is a subsidiary of GreenPro Capital Corp. (GRNQ). GRNQ through its wholly owned subsidiaries, owns 49.45% shareholding in the Company.

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

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Audit fees	$25,500	$25,500
Audit related fees	10,500	62,500
Tax fees	-	-
Total	$36,000	$88,000

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

SEATECH VENTURES CORP.
(Name of Registrant)

Date: April 15, 2025	By:	/s/ CHIN CHEE SEONG
	Title:	Chief Executive Officer, Chief Financial Officer,
President, Director, Secretary and Treasurer

Date: April 15, 2025	By:	/s/ TAN SEE MENG
	Title:	Director

J&S ASSOCIATE PLT 202206000037 (LLP0033395-LCA) & AF002380 (Registered with PCAOB and MIA) B-11-14, Megan Avenue II 12,Jalan Yap Kwan Seng, 50450, Kuala Lumpur, Malaysia	Tel: +603-4813 9469 Email : info@jns-associate.com Website : jns-associate.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

SEATECH VENTURES CORP.

Opinion on the Financial Statement

We have audited the accompanying consolidated balance sheet of SEATech Ventures Corp. and its subsidiaries (the ‘Company’) as of December 31, 2024 and December 31, 2023, and the related consolidated statement of operations and comprehensive loss, consolidated statement of changes in stockholders’ (deficit) equity, and consolidated statement of cash flows for the year ended December 31, 2024 and December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2024 and December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, to the consolidated financial statements as of December 31, 2024, the Company incurred a net loss of $156,926, suffered an accumulated deficit of $1,053,835 as of December 31, 2024. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management's evaluation of the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern, and management's plans to mitigate these matters, are described in Note 2.

These financial statements do not include any adjustments that may be necessary to reflect the effects on the recoverability and classification of assets and additional liabilities that may arise if the Company is not able to continue as a going concern. Our opinion is not modified with respect to this matter.

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

Kuala Lumpur, Malaysia

April 15, 2025

SEATECH VENTURES CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	As of December 31,
	2024 (Audited)	2023 (Audited)
ASSETS
CURRENT ASSETS
Accounts receivable, net	$-	$149,500
Deposits paid, prepayments and other receivables	3,476	1,017
Cash and cash equivalents	12,330	29,392
Total current assets	15,806	179,909

NON-CURRENT ASSETS
Investment in other companies	$3,765	$5,715
Total non-current assets	3,765	5,715

TOTAL ASSETS	$19,571	$185,624

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES
Account payable	$285,200	$324,200
Other payables and accrued liabilities	77,044	69,410
Share subscription received in advance	42,500	20,000
Total current liabilities	404,744	413,610

TOTAL LIABILITIES	$404,744	$413,610

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred shares, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	$-	$-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 92,519,843 and 114,351,503 shares issued and outstanding as of December 31, 2024 and 2023 respectively	9,252	11,435
Additional paid-in capital	659,958	657,775
Accumulated other comprehensive loss	(548)	(287)
Accumulated deficit	$(1,053,835)	$(896,909)

TOTAL STOCKHOLDERS’ DEFICIT	$(385,173)	$(227,986)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$19,571	$185,624

See accompanying notes to consolidated financial statements.

SEATECH VENTURES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	For the year ended December 31, 2024 (Audited)	For the year ended December 31, 2023 (Audited)
REVENUE	$-	$328,340

COST OF REVENUE	-	(251,700)

GROSS PROFIT	$-	$76,640

OTHER INCOME	521	-

SELLING AND DISTRIBUTION EXPENSES	(65)	(835)

GENERAL AND ADMINISTRATIVE EXPENSES	(157,382)	(378,634)

LOSS BEFORE INCOME TAX	$(156,926)	$(302,829)

INCOME TAXES PROVISION	-	-

NET LOSS	(156,926)	(302,829)

OTHER COMPREHENSIVE LOSS
Foreign exchange translation loss	(261)	(43)

TOTAL COMPREHENSIVE LOSS	$(157,187)	$(302,872)

Net loss per share- Basic and diluted (cent)	(0.00)	(0.00)

Weighted average number of common shares outstanding - Basic and diluted	111,420,677	97,304,864

See accompanying notes to consolidated financial statements.

SEATECH VENTURES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2022	92,519,843	$9,252	$659,958	$(244)	$(594,080)	$74,886
Issuance of shares for acquisition of Just Supply Chain Limited on October 13, 2023	21,831,660	2,183	(2,183)	-	-	-
Foreign exchange translation loss	-	-	-	(43)	-	(43)
Net loss	-	-	-	-	(302,829)	(302,829)
Balance as of December 31, 2023	114,351,503	$11,435	$657,775	$(287)	$(896,909)	$(227,986)
Cancellation of shares on November 12, 2024 for termination of acquisition of Just Supply Chain Limited	(21,831,660)	(2,183)	2,183	-	-	-
Foreign exchange translation loss	-	-	-	(261)	-	(261)
Net loss	-	-	-	-	(156,926)	(156,926)
Balance as of December 31, 2024	92,519,843	$9,252	$659,958	$(548)	$(1,053,835)	$(385,173)

See accompanying notes to consolidated financial statements

SEATECH VENTURES CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Audited)

	For the year ended December 31, 2024 (Audited)	For the year ended December 31, 2023 (Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(156,926)	$(302,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for expected credit loss	-	115,000
Changes in operating assets and liabilities:
Accounts receivable	149,500	(144,500)
Account payable	(39,000)	228,200
Deposits paid, prepayments and other receivables	(1,159)	(1,017)
Other payables and accrued liabilities	7,603	(19,515)
Net cash used in operating activities	(39,982)	(124,661)

CASH FLOW FROM INVESTING ACTIVITIES:
Investment in other companies	-	(650)
Refund of investment in other companies	650	-
Net cash provided by / (used in) investing activities	650	(650)

CASH FLOWS FROM FINANCING ACTIVITIES:
Share subscription received in advance	22,500	20,000
Net cash provided by financing activities	22,500	20,000

Effect of exchange rate changes on cash and cash equivalents	(230)	(1,490)

Net change in cash and cash equivalents	(17,062)	(106,801)
Cash and cash equivalents, beginning of year	29,392	136,193

CASH AND CASH EQUIVALENTS, END OF YEAR	$12,330	$29,392
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to consolidated financial statements.

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

On October 13, 2023, the Company issued 21,831,660 shares of its restricted common stock at $0.80 per share to the shareholders of Just Supply Chain Limited (“JSCL”), for acquisition of one hundred percent (100%) of the equity of JSCL. On May 06, 2024, the acquisition has been cancelled due to factors that came to light on the valuation of the entity, resulted on July 01, 2024, the 21,831,660 shares were returned to the Company and were held as treasury shares, subsequently cancellation of the shares on November 12, 2024.

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

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

For the year ended December 31, 2024, we did not generate revenue due to adverse economic situation. We are continuously exploring new business opportunities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

Basis of presentation

The consolidated financial statements for SEATech Ventures Corp. and its subsidiaries for the year ended December 31, 2024 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of SEATech Ventures Corp., its wholly owned subsidiaries, SEATech Ventures Corp., SEATech Ventures (HK) Limited, SEATech CVC Sdn. Bhd. (F.K.A. SEATech Bigorange CVC Sdn. Bhd.) and SEATech Ventures Sdn. Bhd. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted December 31 as its fiscal year end.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries in which the Company is the primary beneficiary. All inter-company accounts and transactions have been eliminated upon consolidation.

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

Investments

Investments in equity securities

The Company accounts for its investments that represent less than 20% ownership, and for which the Company does not have the ability to exercise significant influence, using ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The Company measure investments in equity securities without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. Gains and losses on these securities are recognized in other income and expenses. At December 31, 2024, the Company had three investments in equity securities with carrying value of $3,765. At December 31, 2023, the Company had five investments in equity securities with carrying value of $5,715 (see Note 6).

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended December 31, 2024, the Company incurred a net loss of $156,926, suffered an accumulated deficit of $1,053,835 and cash flows used in operating activities of $39,982. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended December 31,
	2024	2023

Year-end RM : US$1 exchange rate	4.47	4.59
Year-average RM : US$1 exchange rate	4.58	4.56
Year-end HK$: US$1 exchange rate	7.77	7.81
Year-average HK$ : US$1 exchange rate	7.80	7.83

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

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

On October 13, 2023, the Company issued 21,831,660 shares of its restricted common stock at $0.80 per share to the shareholders of Just Supply Chain Limited (“JSCL”), for acquisition of one hundred percent (100%) of the equity of JSCL. On May 06, 2024, the acquisition has been cancelled due to factors that came to light on the valuation of the entity, resulted on July 01, 2024, the 21,831,660 shares were returned to the Company and were held as treasury shares, subsequently cancellation of the shares on November 12, 2024.

As of December 31, 2024, SEATech Ventures Corp. has an issued and outstanding common share of 92,519,843.

4. ACCOUNTS RECEIVABLE

	As of December 31, 2024 (Audited)	As of December 31, 2023 (Audited)
Accounts receivable, gross	$115,000	$264,500
Allowance for expected credit loss	(115,000)	(115,000)
Accounts receivable, net	$-	$149,500

The movement in the allowance for expected credit loss for the years ended December 31, 2024 and December 31, 2023 were as follows:

	As of December 31, 2024 (Audited)	As of December 31, 2023 (Audited)
Balance at beginning of the year	$115,000	$-
Additions of allowance	-	115,000
Balance at end of the year	$115,000	$115,000

The accounts receivable represents receivable amount from companies where the Company owns equity interest, which are trade in nature and subject to normal trade term.

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

5. DEPOSITS PAID, PREPAYMENTS AND OTHER RECEIVABLES

Deposits paid, prepayments and other receivables consisted of the following as of December 31, 2024 and December 31, 2023:

	As of	As of
	December 31, 2024 (Audited)	December 31, 2023 (Audited)
Deposits paid	273	273
Prepayments	1,355	-
Other receivables	1,848	744
Total deposits paid, prepayments and other receivables	$3,476	$1,017

6. INVESTMENT IN OTHER COMPANIES

	As of	As of
	December 31, 2024 (Audited)	December 31, 2023 (Audited)
AsiaFIN Holdings Corp[1]	1,015	1,015
Angkasa-X Holdings Corp.2	-	1,300
JOCOM Holdings Corp.[3]	850	850
catTHIS Holdings Corp. [4]	1,900	1,900
Celmonze Wellness Corporation [5]	-	650
Total investment in other companies	$3,765	$5,715

[1]	On December 24, 2019, the Company has invested in AsiaFIN Holdings Corp. during the private placement stage. AsiaFIN Holdings Corp. is a company providing business technology solutions to its clients. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation service to AsiaFIN Holdings Corp. The investment in AsiaFIN Holdings Corp. is a strategic investment of the Company and the Company’s efforts on nurturing and providing collaborating and networking opportunities to ICT entrepreneurs across Asia. The investment is also aligning with the Company’s focus on the ICT industry. As of December 31, 2024, the Company acquired 12.26% interest in AsiaFIN Holdings Corp.

[2]	On February 5, 2021, the Company has invested in Angkasa-X Holdings Corp. during the private placement stage. Angkasa-X Holdings Corp. is a company focuses on research and development and commercializes on intellectual property design for communication satellites. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation services to Angkasa-X Holdings Corp. The investment in Angkasa-X Holdings Corp. is a strategic investment of the Company. On August 9, 2024, the Company disposed the entire 5.68 % interest in Angkasa-X Holdings Corp.

[3]	On June 1, 2021, the Company has invested in JOCOM Holdings Corp. during the private placement stage. JOCOM Holdings Corp. is a company focuses on m-commerce (Mobile commerce) platform specialized in online groceries and shopping. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation services to JOCOM Holdings Corp. The investment in JOCOM Holdings Corp. is a strategic investment of the Company. As of December 31, 2024, the Company acquired 14.74% interest in JOCOM Holdings Corp.

[4]	On August 30, 2021, the Company has invested in catTHIS Holdings Corp. during the private placement stage. catTHIS Holdings Corp. is a company that providing digital marketing service by using technologies such as mobile application known as “catTHIS App”. catTHIS App serve as a marketing tool which provides free digital catalog management platform that gives its users the ability to upload and share PDF catalogs anywhere and from any device. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation services to catTHIS Holdings Corp. The investment in catTHIS Holdings Corp. is a strategic investment of the company. As of December 31, 2024, the Company acquired 14.99 % interest in catTHIS Holdings Corp.

[5]	On March 8, 2023, the Company has invested in Celmonze Wellness Corporation during the private placement stage. Celmonze Wellness Corporation is a company focuses on beauty and wellness services. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation services to Celmonze Wellness Corporation. The investment in Celmonze Wellness Corporation is a strategic investment of the Company. On February 6, 2024, the Company withdrew its investment in Celmonze Wellness Corporation and the fund invested was being refunded to the Company.

7. ACCOUNT PAYABLE

	As of December 31, 2024 (Audited)	As of December 31, 2023 (Audited)
Account payable	$285,200	$324,200
Total account payable	$285,200	$324,200

The account payable represents payable to a wholly owned subsidiary of a corporate shareholder which is trade in nature and subject to normal trade term.

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

8. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of	As of
	December 31, 2024 (Audited)	December 31, 2023 (Audited)
Accrued audit fees	$30,682	$34,070
Accrued professional fees[1]	18,612	16,167
Accrued expenses[2]	27,750	19,173
Total payables and accrued liabilities	$77,044	$69,410

[1]	Accrued professional fees consists of professional fees payable to Asia UBS Global Limited, a related party of the Company.

[2]	Accrued expenses include compensation payable to our directors and officers, amounting to $27,750 and $18,500 as of December 31, 2024 and 2023 respectively.

9. INCOME TAXES

For the year ended December 31, 2024 and year ended December 31, 2023, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the year ended December 31, 2024	For the year ended December 31, 2023

Tax jurisdictions from:
- Local	$(87,345)	$(150,570)
- Foreign, representing
Labuan	(33,519)	(49,016)
Hong Kong	(30,104)	(96,581
Malaysia	(5,958)	(6,662)
Loss before income tax	$(156,926)	$(302,829)

The provision for income taxes consisted of the following:

	For the year ended December 31, 2024	For the year ended December 31, 2023

Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Malaysia and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of December 31, 2024, the operations in the United States of America incurred $631,302 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $505,042 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

10. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2024 and 2023:

Schedule of computation of net loss per share:	For the year ended December 31, 2024 (Audited)	For the year ended December 31, 2023 (Audited)
Net loss attributable to common shareholders	$(157,187)	$(302,872)

Weighted average common shares outstanding – Basic and diluted	111,420,677	97,304,864

Net loss per share – Basic and diluted (cent)#	$(0.00)	$(0.00)

#	For the year ended December 31, 2024 and 2023, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

11. COMMITMENTS AND CONTINGENCIES

As of December 31, 2024 and 2023, the Company has no commitments or contingencies involved.

12. RELATED PARTY BALANCES AND TRANSACTIONS

Accounts receivable from related parties (Refer Note 4):	As of December 31, 2024 (Audited)	As of December 31, 2023 (Audited)
Accounts receivable, net
- catTHIS Holdings Corp.[1] (net of allowance of $ 115,000 as of December 31, 2024 and December 31, 2023 respectively)	$-	$-
- JOCOM Holdings Corp.[1]	-	69,500
-Celmonze Wellness Corporation[2]	-	80,000
Total	$-	$149,500

The above related party receivables are trade in nature and subject to normal trade terms.

Account payable due to related parties (Refer Note 7):	As of December 31, 2024 (Audited)	As of December 31, 2023 (Audited)

Account payable:
- GreenPro Financial Consulting Limited[4]	$285,200	$324,200

The above related party account payable is trade in nature and subject to normal trade terms.

Other payables due to related parties (Refer Note 8):

- Mr. Chin Chee Seong (Director and Executive Officer)	15,000	8,750
- Mr. Tan See Meng (Director)	6,000	-
- Mr. Prabodh Kumar A/L Kantilal H. Sheth (Former Executive Officer, resigned on May 8, 2024)	1,250	-
- Mr. Tan Hock Chye (Executive Officer)	-	3,750
- Mr. Louis Ramesh Ruben (Director)	-	2,000
- Mr. Cheah Kok Hoong (Director)	5,500	2,000
- Mr. Seah Kok Wah (Director)	-	2,000
- Asia UBS Global Limited[3]	12,600	14,500
Total	$40,350	$33,000

The above other payables to directors and executive officers represent salary and director fees payable.

The above other payable to Asia UBS Global Limited represent payables due for professional fees.

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
Investment in related parties:	December 31, 2024 (Audited)	December 31, 2023 (Audited)
AsiaFIN Holdings Corp [1]	1,015	1,015
Angkasa-X Holdings Corp.[2]	-	1,300
JOCOM Holdings Corp.[1]	850	850
catTHIS Holdings Corp.[1]	1,900	1,900
Celmonze Wellness Corporation[3]	-	650
Total	$3,765	$5,715

For the years ended December 31, 2024 and 2023, the Company has following transactions with related parties:

	For the year ended December 31, 2024 (Audited)	For the year ended December 31, 2023 (Audited)
Included in Revenue are the following sales to related parties:
- GreenPro Financial Consulting Limited[5]	$-	$11,640
- AsiaFIN Holdings Corp.[1]	-	12,500
- catTHIS Holdings Corp.[1]	-	120,000
-Celmonze Wellness Corporation[3]	-	184,200
- GreenPro Venture Capital Limited[6]	-	-
Total	$-	$328,340

Included in Cost of revenue is the following costs incurred from a related party:
- GreenPro Financial Consulting Limited[5]	$-	$251,700
Total	$-	$251,700

Included in General and administrative are the following expenses to related parties:

Executives’ compensation:
- Mr. Chin Chee Seong (Director and Executive Officer)	$15,000	$14,669
- Mr. Tan See Meng (Director)	6,000	-
- Mr. Prabodh Kumar A/L Kantilal H. Sheth (former Executive Officer, resigned on May 8, 2024)	3,750	-
- Mr. Tan Hock Chye (Executive Officer)	-	14,669
Total	$24,750	$29,338

Non-executive Directors’ compensation:
- Mr. Louis Ramesh Ruben	$-	$6,000
- Mr. Cheah Kok Hoong	6,000	6,000
- Mr. Seah Kok Wah	-	6,000
Total	$6,000	18,000

Company secretary fees:
-Asia UBS Global Limited[4]	$5,250	$9,830
	$5,250	$9,830

Professional fees:
- Asia UBS Global Limited[4]	$10,800	$10,900

[1]	As of December 31, 2024, the Company owns 12.26%, 14.76% and 14.99% of interest in AsiaFIN Holdings Corp., JOCOM Holdings Corp. and catTHIS Holdings Corp. respectively.

[2]	Divestment in Angkasa-X Holdings Corp.occurred on August 9, 2024 due to the management decision.

[3]	Divestment in Celmonze Wellness Corporation occurred on February 6, 2024 due to the restructuring of Celmonze Wellness Corporation.

[4]	Asia UBS Global Limited is a subsidiary of GreenPro Capital Corp. (GRNQ). GRNQ through its wholly owned subsidiaries, owns 49.45% shareholding in the Company.

[5]	GreenPro Financial Consulting Limited is a subsidiary of GreenPro Capital Corp. (GRNQ). GRNQ through its wholly owned subsidiaries, owns 49.45% shareholding in the Company.

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

13. CONCENTRATIONS OF RISKS

(a) Major customers

For the years ended December 31, 2024 and 2023, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at year-end are presented as follows:

	For the year ended December 31
	2024	2023	2024	2023	2024	2023
	Revenues		Percentage of Revenues		Accounts Receivable, Trade
Customer A	$-	$120,000	-%	37%	$-	$115,000
Customer B	$-	$184,200	-%	56%	$-	80,000
	$-	$304,200	-%	93%	$-	$195,000

(b) Major vendors

For the years ended December 31, 2024 and 2023, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at year-end are presented as follows:

	For the year ended December 31
	2024	2023	2024	2023	2024	2023
	Purchases		Percentage of Purchases		Account Payable, Trade
Vendor A	$-	$251,700	-%	100%	$-	$324,200
	$-	$251,700	-%	100%	$-	$324,200

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

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company had no inter-segment sales for the years presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography:

	For the year ended December 31, 2024
	United States	Malaysia	Hong Kong	Total

Revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Net loss	(87,345)	(39,477)	(30,104)	(156,926)

Total assets	$1,310	$17,380	$881	$19,571

	For the year ended December 31, 2023
	United States	Malaysia	Hong Kong	Total

Revenues	$-	$-	$328,340	$328,340
Cost of revenues	-	-	(251,700)	(251,700)
Net loss	(150,570)	(55,678)	(96,581)	(302,829)

Total assets	$10	$34,547	$151,067	$185,624

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

On October 13, 2023, the Company issued 21,831,660 shares of its restricted common stock at $0.80 per share to the 8 shareholders of JSCL for the acquisition of 100% of the equity of JSCL. On May 06, 2024, the acquisition has been cancelled due to factors that came to light on the valuation of the entity, resulted on July 01, 2024, the 21,831,660 shares were returned to the Company and were held as treasury shares, subsequently cancellation of the shares on November 12, 2024.

16. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all subsequent events through the filing date of this Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2024, and events which occurred subsequently but were not recognized in the financial statements. During the year, there was no subsequent event that required recognition or disclosure.

