Form 10-Q
period 2025-09-30
SEATech Ventures Corp.
filed 2025-11-14
CIK 1763660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2025

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2025
Common Stock, $.0001 par value	92,562,343

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:	F-1
	Condensed Consolidated Balance Sheets as of September 30, 2025 (unaudited) and December 31, 2024 (audited)	F-2
	Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three Months and Nine Months Ended September 30, 2025 and 2024 (unaudited)	F-3
	Condensed Consolidated Statements of Changes in Equity for the Nine Months Ended September 30, 2025 and 2024 (unaudited)	F-4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024 (unaudited)	F-5
	Notes to the Unaudited Condensed Consolidated Financial Statements	F-6 - F-17
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3-5
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	6
ITEM 4.	CONTROLS AND PROCEDURES	6
PART II	OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	7
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	7
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	7
ITEM 4	MINE SAFETY DISCLOSURES	7
ITEM 5	OTHER INFORMATION	7
ITEM 6	EXHIBITS	8
	SIGNATURES	9

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2025 (unaudited) and December 31, 2024 (audited)	F-2
Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three Months and Nine Months Ended September 30, 2025 and 2024 (unaudited)	F-3
Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the Nine Months Ended September 30, 2025 and 2024 (unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024 (unaudited)	F-5
Notes to the Unaudited Condensed Consolidated Financial Statements	F-6 - F-17

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	As of September 30, 2025 (Unaudited)	As of December 31, 2024 (Audited)
ASSETS
CURRENT ASSETS
Accounts receivable, net	$-	$-
Deposits paid, prepayment and other receivables	2,730	3,476
Cash and cash equivalents	4,757	12,330
Total current assets	7,487	15,806

NON-CURRENT ASSETS
Investment in other companies	$2,915	$3,765
Total non-current assets	2,915	3,765

TOTAL ASSETS	$10,402	$19,571

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Account payable	$285,200	$285,200
Other payables and accrued liabilities	96,430	77,044
Share subscription received in advance	-	42,500
Total current liabilities	381,630	404,744

TOTAL LIABILITIES	$381,630	$404,744

STOCKHOLDERS’ DEFICITS
Preferred shares, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	$-	$-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 92,562,343 and 92,519,843 shares issued and outstanding as of September 30, 2025 and December 31, 2024 respectively	9,256	9,252
Additional paid-in capital	702,454	659,958
Accumulated other comprehensive income/(loss)	1,629	(548)
Accumulated deficit	$(1,084,567)	$(1,053,835)

TOTAL STOCKHOLDERS’ DEFICITS	$(371,228)	$(385,173)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICITS	$10,402	$19,571

See accompanying notes to the unaudited condensed consolidated financial statements.

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2025 and 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	$-	-	$-	-

COST OF REVENUE	-	-	-	-

GROSS PROFIT	-	-	-	-

OTHER INCOME	75	1,965	38,433	1,965

SELLING AND DISTRIBUTION EXPENSES	-	(21)	-	(65)

GENERAL AND ADMINISTRATIVE EXPENSES	(18,806)	(27,202)	(66,986)	(103,008)

OTHER OPERATING EXPENSES	2,190	-	(2,179)	-

LOSS BEFORE INCOME TAX	$(16,541)	$(25,258)	$(30,732)	$(101,108)

INCOME TAXES PROVISION	-	-	-	-

NET LOSS	(16,541)	(25,258)	(30,732)	(101,108)

OTHER COMPREHENSIVE LOSS
Foreign exchange translation (loss)/gain	(859)	(1,224)	2,177	(1,106)
COMPREHENSIVE LOSS	$(17,400)	$(26,482)	$(28,555)	$(102,214)

Net loss per share- Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding - Basic and diluted	92,562,343	114,351,503	92,562,343	114,351,503

See accompanying notes to the unaudited condensed consolidated financial statements.

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 and 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Nine Months Ended September 30, 2025 (Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE (LOSS)/INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2024	92,519,843	$9,252	$659,958	$(548)	$(1,053,835)	$(385,173)
Foreign exchange translation gain	-	-	-	$2,177	-	$2,177
Issuance of Shares	42,500	$4	$42,496	-	-	$42,500
Net loss for the period	-	-	-	-	$(30,732)	$(30,732)
Balance as of September 30, 2025	92,562,343	$9,256	$702,454	$1,629	$(1,084,567)	$(371,228)

Nine Months Ended September 30, 2024 (Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE (LOSS)/INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2023	114,351,503	$11,435	$657,775	$(287)	$(896,909)	$(227,986)
Foreign exchange translation loss	-	-	-	$(1,106)	-	$(1,106)
Net loss for the period	-	-	-	-	$(101,108)	$(101,108)
Balance as of September 30, 2024	114,351,503	$11,435	$657,775	$(1,393)	$(998,017)	$(330,200)

See accompanying notes to the unaudited condensed consolidated financial statements.

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 and 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended September 30, 2025 (Unaudited)	Nine months ended September 30, 2024 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,732)	$(101,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of investment	(38,433)	-
Changes in operating assets and liabilities:
Accounts receivable	-	149,500
Due to a related party	15,393	(39,000)
Prepayment and other receivables	780	209
Other payables and accrued liabilities	5,739	(36,861)
Net cash used in operating activities	$(47,253)	$(27,260)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of investment	39,283	-
Refund of investment in other company	-	650
Net cash generated from investing activities	$39,283	$650

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares	42,500	-
Share subscription received in advance	(42,500)	22,500
Net cash provided by financing activities	$-	$22,500

Effect of exchange rate changes on cash and cash equivalents	397	(3,174)

Net change in cash and cash equivalents	(7,573)	(7,284)

Cash and cash equivalents, beginning of period	12,330	29,392
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,757	22,108

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

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

On October 4, 2021, SEATech Ventures (HK) Limited subscribed 60% of the equity interests in SEATech Bigorange CVC Sdn. Bhd., a private limited company incorporated in Malaysia. The Malaysia Company changed its company name to SEATech CVC Sdn. Bhd. on February 22, 2022. On February 25, 2022, SEATech Ventures (HK) Limited further acquired 40% of the equity interests in SEATech CVC Sdn. Bhd., which in turn owns 100% of the equity interests in the Malaysia company.

On January 3, 2022, SEATech Ventures (HK) Limited acquired 1 share, representing 100% equity interest of SEATech Ventures Sdn. Bhd., a Malaysia company, from the Chief Executive Officer, President, Secretary, Treasurer, Director, Mr. Chin Chee Seong, with consideration of MYR 1.

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

Details of the Company’s subsidiaries:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held

1.	SEATech Ventures Corp.	Labuan / March 12, 2018	100 ordinary shares of US$1 each	Investment holding	100%

2.	SEATech Ventures (HK) Limited	Hong Kong / January 30, 2018	1 ordinary share of HK$1 each	Business mentoring, nurturing and incubation, and corporate development advisory services	100%

3.	SEATech CVC Sdn. Bhd. (F.K.A. SEATech Bigorange CVC Sdn. Bhd.)[1]	Malaysia / October 4, 2021	20,000 ordinary shares of MYR1 each	Dormant company	100%

4.	SEATech Ventures Sdn. Bhd.[1]	Malaysia / May 27, 2021	1 ordinary share of MYR1 each	Provision of corporate advisory services	100%

[1]	Full disposition of SEATech CVC Sdn. Bhd. and SEATech Ventures Sdn. Bhd. was completed on October 28, 2025.

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements for SEATech Ventures Corp. and its subsidiaries for the nine months ended September 30, 2025 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of SEATech Ventures Corp. and its wholly owned subsidiaries, SEATech Ventures Corp., SEATech Ventures (HK) Limited, SEATech CVC Sdn. Bhd. and SEATech Ventures Sdn. Bhd. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted December 31 as its fiscal year end.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The Condensed Consolidated Balance Sheet information as of December 31, 2024 was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2025. These financial statements should be read in conjunction with that report.

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

Revenue is measured at the fair value of the consideration received or receivable, net of discounts and taxes applicable to the revenue. The Company derives its revenue from provision of business mentoring, nurturing, incubating and corporate development advisory services to Information and Communication Technology (ICT) and technology-based companies.

Cost of revenue

Cost of revenue includes the cost of services and product in providing business mentoring, nurturing, incubating and corporate development advisory services.

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Investments

Investments in equity securities

The Company accounts for its investments that represent less than 20% ownership, and for which the Company does not have the ability to exercise significant influence, using ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The Company measure investments in equity securities without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis (i.e., prices in orderly transactions for the identical investment or similar investment of the same issuer). If certain conditions are met, the Company can use net asset value (NAV), without adjustment, as a practical expedient to measure the fair value of investments in certain funds (e.g., hedge funds, private equity funds, real estate funds, venture capital funds, commodity funds, funds of funds) when fair value is not readily determinable. Gains and losses on these securities are recognized in other income and expenses. At September 30, 2025, the Company had two investments in equity securities with carrying value of $2,915 (see Note 7).

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended September 30, 2025 the Company incurred a net loss of $30,732 and suffered an accumulated deficit of $1,084,567 and negative operating cash flow of $47,253. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

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

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended September 30, 2025	As of and for the period ended September 30, 2024

Period-end RM : US$1 exchange rate	4.22	4.13
Period-average RM : US$1 exchange rate	4.31	4.64
Period-end HK$ : US$1 exchange rate	7.78	7.77
Period-average HK$ : US$1 exchange rate	7.81	7.81

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

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

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in the ASU provide (1) all entities with a practical expedient and (2) entities other than public business entities (PBEs) with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The ASU is effective for fiscal years and interim periods beginning after December 15, 2025. Early adoption is permitted, and the guidance is to be applied prospectively. The Company is currently evaluating the impact of ASU 2025-05 and does not expect the adoption to have a material impact on its consolidated financial statements. The Company expects to apply the practical expedient for qualifying current receivables and contract assets upon adoption.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

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

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

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

As of September 30, 2025, SEATech Ventures Corp. has an issued and outstanding common share of 92,562,343.

4. ACCOUNTS RECEIVABLE

	As of September 30, 2025 (Unaudited)	As of December 31, 2024 (Audited)
Accounts receivable, gross	$2,730	$115,000
Allowance for expected credit loss	(2,730)	(115,000)
Accounts receivable, net	$-	$-

The movement in the allowance for expected credit loss for the period ended September 30, 2025 and year ended December 31, 2024 were as follows:

	As of September 30, 2025 (Unaudited)	As of December 31, 2024 (Audited)
Balance at beginning of the period/year	$115,000	$115,000
Changes in allowance	(112,270)	-
Balance at end of the period/year	$2,730	$115,000

The accounts receivable represents receivable amount from companies where the Company owns equity interest, which are trade in nature and subject to normal trade term.

5. CASH AND CASH EQUIVALENTS

As of September 30, 2025, the Company recorded $4,757 of cash and cash equivalents which primarily consists of cash in bank.

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

6. DEPOSITS PAID, PREPAYMENT AND OTHER RECEIVABLES

Deposits paid, prepayment and other receivables consisted of the following as of September 30, 2025 and December 31, 2024:

	As of	As of
	September 30, 2025 (Unaudited)	December 31, 2024 (Audited)
Deposits paid	273	273
Prepayment	575	1,355
Other receivables	1,882	1,848
Total deposits paid, prepayment and other receivables	$2,730	$3,476

7. INVESTMENT IN OTHER COMPANIES

	As of September 30, 2025 (Unaudited)	As of December 31, 2024 (Audited)
AsiaFIN Holdings Corp. [1]	$1,015	$1,015
JOCOM Holdings Corp. [2]	-	850
catTHIS Holdings Corp. [3]	1,900	1,900
Total investment in other companies	$2,915	$3,765

[1]	On December 24, 2019, the Company has invested in AsiaFIN Holdings Corp. during the private placement stage. AsiaFIN Holdings Corp is a company providing business technology solutions to its clients. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation services to AsiaFIN Holdings Corp. The investment in AsiaFIN Holdings Corp. is a strategic investment of the Company and the Company’s efforts on nurturing and providing collaborating and networking opportunities to ICT entrepreneurs across Asia. The investment is also aligning with the Company’s focus on the ICT industry. As of September 30, 2025, the Company acquired 12.26% interest in AsiaFIN Holdings Corp.

[2]	On June 1, 2021, the Company has invested in JOCOM Holdings Corp. during the private placement stage. JOCOM Holdings Corp. is a company focuses on m-commerce (Mobile commerce) platform specialized in online groceries and shopping. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation services to JOCOM Holdings Corp. The investment in JOCOM Holdings Corp. is a strategic investment of the Company. As of September 30, 2024, the Company acquired 14.74% interest in JOCOM Holdings Corp. On January 24, 2025, the Company sold all 8,500,000 shares of Jocom’s common stock to an unrelated party, Chu, Hon Pong at a price of $39,283. As the investment was carried at a cost of $850 as of December 31, 2024, the Company recognized a gain on disposal of their investment with the amount of $38,433 for the period ended September 30, 2025.

[3]	On August 30, 2021, the Company has invested in catTHIS Holdings Corp. during the private placement stage. catTHIS Holdings Corp. is a company that providing digital marketing service by using technologies such as mobile application known as “catTHIS App”. catTHIS App serve as a marketing tool which provides free digital catalog management platform that gives its users the ability to upload and share PDF catalogs anywhere and from any device. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation services to catTHIS Holdings Corp. The investment in catTHIS Holdings Corp. is a strategic investment of the Company. As of September 30, 2025, the Company acquired 14.99% interest in catTHIS Holdings Corp.

8. ACCOUNT PAYABLE

	As of September 30, 2025 (Unaudited)	As of December 31, 2024 (Audited)
Account payable	$285,200	$285,200
Total account payable	$285,200	$285,200

The account payable represents payable to a wholly owned subsidiary of a corporate shareholder which is trade in nature and subject to normal trade term.

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

9. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025 (Unaudited)	As of December 31, 2024 (Audited)
Accrued audit fees	$5,502	$30,682
Accrued professional fees[1]	26,169	18,612
Accrued expenses[2]	9,200	27,750
Amount due to a related party	15,393	-
Other payables	40,166	-
Total payables and accrued liabilities	$96,430	$77,044

[1]	Included in accrued professional fees is an amount of $5,200 (December 31, 2024: $12,600), which owed to Asia UBS Global Limited, a related party of the Company. (refer Note 13).

[2]	Accrued expenses include compensation payable to our directors and officers, amounting to $8,000 and $27,750 as of September 30, 2025 and December 31, 2024 respectively (refer Note 13).

10. INCOME TAXES

For the nine months ended September 30, 2025 and 2024, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	Nine months ended September 30, 2025 (Unaudited)	Nine months ended September 30, 2024 (Unaudited)
Tax jurisdictions from:
Local	$(42,351)	$(46,770)
Foreign, representing
- Labuan	20,256	(26,615)
- Hong Kong	$(5,829)	$(22,909)
- Malaysia	(2,808)	(4,814)
Loss before income tax	$(30,732)	$(101,108)

The provision for income taxes consisted of the following:

	For the period ended September 30, 2025 (Unaudited)	For the period ended September 30, 2024 (Unaudited)
Current:
- Local	-	-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

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

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of September 30, 2025, the operations in the United States of America incurred $673,652 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $538,922 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Labuan

Under the current laws of the Labuan, SEATech Ventures Corp is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit.

Hong Kong

SEATech Ventures (HK) Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

Malaysia

SEATech CVC Sdn. Bhd. and SEATech Ventures Sdn. Bhd are subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range from 15% to 24% on its assessable income. In accordance with the provisions of the Malaysian Income Tax Act 1967, unabsorbed business losses arising from the Year of Assessment (“YA”) 2019 onwards may be carried forward for a maximum period of ten (10) consecutive YAs to offset against future taxable business income. As at September 30, 2025, the Company has unutilised tax losses amounting to $17,063. No deferred tax assets have been recognised in respect of these losses due to the uncertainty of their realisation within the permissible carry-forward period.

11. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. The following table sets forth the computation of basic and diluted net loss per share for the period ended September 30, 2025 and 2024:

Schedule of computation of net loss per share:	For the period ended September 30, 2025 (Unaudited)	For the period ended September 30, 2024 (Unaudited)
Net loss attributable to common shareholders	$(30,732)	$(101,108)

Weighted average common shares outstanding – Basic and diluted	92,562,343	114,351,503

Net loss per share – Basic and diluted#	$(0.00)	$(0.00)

#	For the period ended September 30, 2025 and 2024, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, as the Company had no instruments outstanding that could potentially dilute earnings per share in the future.

12. COMMITMENTS AND CONTINGENCIES

As of September 30, 2025, the Company has no commitments or contingencies involved.

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

13. RELATED PARTY BALANCES AND TRANSACTIONS

Accounts receivable from related parties (Refer Note 4):	As of September 30, 2025 (Unaudited)	As of December 31, 2024 (Audited)
Accounts receivable, gross
- catTHIS Holdings Corp.[1]	$2,730	$115,000
Allowance for expected credit loss	(2,730)	(115,000)
Accounts receivable, net	$-	$-

The above related party receivables are trade in nature and subject to normal trade terms.

Due to a related party (Refer Note 8):	As of September 30, 2025 (Unaudited)	As of December 31, 2024 (Audited)

Due to a related party:
- GreenPro Financial Consulting Limited[3]	$285,200	$285,200

The above due to a related party is trade in nature and subject to normal trade terms.

Other payables due to related parties (Refer Note 9):

- Mr. Chin Chee Seong (Former Director and Executive Officer)	6,250	15,000
- Mr. Tan See Meng[3] (Former Director)	500	6,000
- Mr. Cheah Kok Hoong (Former Director)	-	5,500
- Mr. Prabodh Kumar A/L Kantilal H. Sheth[4] (Former Executive Officer)	1,250	1,250
- Asia UBS Global Limited[4]	5,200	12,600
Total	$13,200	$40,350

The above other payables to directors and executive officers represent salary and director fees payable.

The above other payable to Asia UBS Global Limited represent payables due for professional fees.

	As of	As of
Investment in related parties:	September 30, 2025 (Unaudited)	December 31, 2024 (Audited)
AsiaFIN Holdings Corp [1]	1,015	1,015
JOCOM Holdings Corp.[1]	-	850
catTHIS Holdings Corp.[1]	1,900	1,900
Total	$2,915	$3,765

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

For the period ended September 30, 2025 and 2024, the Company has following transactions with related parties:

	For the period ended September 30, 2025 (Unaudited)	For the period ended September 30, 2024 (Unaudited)
Included in General and administrative are the following expenses to related parties:

Executives’ compensation:
- Mr. Chin Chee Seong (Former Director and Executive Officer, resigned on June 12, 2025)	$3,750	$7,500
- Mr. Tan See Meng[3] (Former Director, resigned on June 12, 2025)	1,500	3,000
- Mr. Prabodh Kumar A/L Kantilal H. Sheth[4] (Former Executive Officer, resigned on May 8, 2024)	-	3,750
Total	$5,250	$14,250

Non-executive Directors’ compensation:
- Mr. Cheah Kok Hoong[5] (Former Non-executive Director, resigned on June 12, 2025)	1,500	3,000
Total	$1,500	3,000

Company secretary fees:
-Asia UBS Global Limited[2]	$3,000	$5,250

Professional fees:
- Asia UBS Global Limited[2]	$2,200	$4,400

[1]	As of June 30, 2025, the Company owns 12.26%, and 14.99% of interest in AsiaFIN Holdings Corp. and catTHIS Holdings Corp. respectively.

[2]	Asia UBS Global Limited is a subsidiary of GreenPro Capital Corp. (GRNQ). GRNQ through its wholly owned subsidiaries, owns 3.46% shareholding in the Company.

[3]	On December 14, 2023, Mr. Tan See Meng was appointed as Executive Director of the Board of Director. On June 12, 2025, Mr. Tan informed the Board that he tendered his resignation as Executive Director.

[4]	On December 14, 2023, Mr. Prabodh Kumar A/L Kantilal H. Sheth was appointed as Chief Financial Officer of the Company, took over the role from Mr. Tan Hock Chye. On May 8, 2024, Mr. Sheth informed the Board that he tendered his resignation as the Chief Financial Officer of the Company.

[5]	On June 12, 2025, Mr. Cheah informed the Board that he tendered his resignation as Executive Director.

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

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography:

	For the period ended September 30, 2025
	United States	Malaysia	Hong Kong	Total

Revenues	$-	$-	$-	$-
Cost of revenues	$-	$-	$-	$-
Net (loss)/profit	$(42,351)	$17,448	$(5,829)	$(30,732)

Total assets	$530	$9,536	$336	$10,402

	For the period ended September 30, 2024
	United States	Malaysia	Hong Kong	Total

Revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Net loss	(46,770)	(31,429)	(22,909)	(101,108)

Total assets	$2,090	$20,567	$7,464	$30,121

*Revenue and costs are attributed to countries based on the location of customers.

16. SUBSEQUENT EVENTS

On October 28, 2025, the Company completed the sale of its 100% equity interests in SEATech Ventures Sdn. Bhd. and SEATech CVC Sdn. Bhd. (collectively, the “Disposed Subsidiaries”) to Mr. Chin Chee Seong. Under the terms of agreement, the Company received total consideration of MYR$ 20,001, consisting of assumption of liabilities, payable upon closing. The transaction was approved by the Company’s Board of Directors on September 30, 2025.

The Disposed Subsidiaries has no operations and represented 0% of the Company’s consolidated revenues for the past nine months ending September 30, 2025.

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

Results of Operation

For the three months and nine months ended September 30, 2025 and 2024

Revenue

The Company has not generated any revenue for the three months and nine months ended September 30, 2025 and 2024. The Company intended to generate income from provision of business mentoring, nurturing and incubation services relating to client businesses and corporate development advisory services.  The lack of change in revenue is because the Company did not perform any business activities during the three months and nine months ended September 30, 2025.

Cost of Revenue and Gross Margin

For the three months and nine months ended September 30, 2025 and 2024, the Company did not incur any cost of revenue in providing corporate development advisory services, resulting in cost of revenue of $0 in both periods. The Company generated gross profit of $0 and $0 for the three months and nine months ended September 30, 2025 and 2024 respectively.

Selling and marketing expenses

For the three months and nine months ended September 30, 2025, we had selling and distribution expenses in the amount of $0 and $0 respectively, while for the three months and nine months ended September 30, 2024, we had selling and distribution expenses in the amount of $21 and $65 respectively, which were primarily comprised of marketing expenses and expenses incurred for selling of services. The decrease of selling and marketing expenses is associated with lesser marketing expenses incurred for the three months and nine months ended September 30, 2025.

General and administrative expenses

For the three months and nine months ended September 30, 2025, we had general and administrative expenses in the amount of $18,806 and $66,986 respectively, while for the three months and nine months ended September 30, 2024, we had general and administrative expenses in the amount of $27,202 and $103,008 respectively, which were primarily comprised of salary, professional fee, compliance fee, office and operation expenses. The decrease in general and administrative expenses was primarily attributable to the resignation of the key management personnel which resulted in reduction in staff costs for the three months and nine months ended September 30, 2025.

Net Profit & Loss

For the three months and nine months ended September 30, 2025, the Company has incurred a net loss of $16,541 and $30,732 respectively. For the three months and nine months ended September 30, 2024, the Company has incurred a net loss of $25,258 and $101,108 respectively. The difference in net losses between the two periods was attributed to a significant increase in net profit during the three months ended March 31, 2025 due to large income recognized from the gain on disposal of investment of $38,433. The losses are mainly derived from the general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2025 and 2024, we had cash and cash equivalents of $4,757 and $22,108 respectively. We expect increased levels of operating activities going forward will result in more significant cash flows.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations.

Cash Used In Operating Activities

For the nine months ended September 30, 2025 and 2024, net cash used in operating activities were $47,253 and $27,260 respectively. The cash used was caused mainly due to no revenue being earned in the nine months ended September 30, 2025, while expenses were incurred and accruals were settled in the nine months ended September 30, 2025.

Cash Generated From Investing Activities

For the nine months ended September 30, 2025 and 2024, the net cash generated from investing activities were $39,283 and $650 respectively. The investing cash flow performance primarily reflects the proceeds from the disposal of 8,500,000 shares of JOCOM Holdings Corp. to an unrelated third party.

Cash Generated From Financing Activities

For the nine months ended September 30, 2025 and 2024, net cash generated from financing activities were $0 and $22,500. The financing cash flow performance primarily reflects the share subscription received in advance

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2025.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2025. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2025, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SEATech Ventures Corp.
(Name of Registrant)

Date: November 14, 2025
	By:	/s/ LEE MARCUS SHERRAY
	Title:	Chief Executive Officer, President, Director

Date: November 14, 2025	By:	/s/ LOKE SEBASTIAN MUN FOO
	Title:	Chief Financial Officer, Treasurer, Director

