Form 10-K
period 2025-12-31
SEATech Ventures Corp.
filed 2026-04-16
CIK 1763660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SEAV	The OTC Market – OTCID

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

Not Applicable

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 15, 2026
Common Stock, $.0001 par value	92,562,343

SEATech Ventures Corp.

FORM 10-K

For the Fiscal Year Ended December 31, 2025

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

On January 3, 2022, SEATech Ventures (HK) Limited acquired 1 share, representing 100% equity interest of SEATech Ventures Sdn. Bhd., a Malaysia company, from the former Chief Executive Officer, President, Secretary, Treasurer, Director, Mr. Chin Chee Seong, with consideration of MYR 1.

On October 28, 2025, SEATech Ventures (HK) Limited completed the sale of its 100% equity interests in SEATech Ventures Sdn. Bhd. and SEATech CVC Sdn. Bhd. to Mr. Chin Chee Seong, with total consideration of MYR 20,001 (equivalents to US$ 4,742).

The Company, through its subsidiaries, mainly provides incubation and corporate development services to the clients. Details of the Company’s subsidiaries as of December 31, 2025:

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

Business Overview

SEATech Group principal activity is to provide business mentoring services, nurturing and incubation services relating to client businesses and corporate development advisory services to entrepreneurs in the broader technology industry, but with a specific focus on the information and communication technology industry. We will primarily focus our efforts on nurturing the Information and Communication Technology (ICT) entrepreneurs in Asia, starting with focus in Malaysia and Hong Kong. Our advisory services mainly will center on our “ICT Start-Up Mentorship Program”, which is designed to assist tech-based entrepreneurs in solving ICT industry pain points caused by technical insufficiencies, inappropriate financial modelling and weak strategic positioning within a competitive environment. The program aims to improve the technical exposure of our clients and to improve their sustainability in the ICT industry community through a combination of mentorship programs. Currently, our clients are mainly Malaysia based ICT companies with future prospects.

Further as part of our expansion plan, on September 20, 2022 Greenpro Capital Corp., a related party (NASDAQ: GRNQ) appointed SEATech Ventures (HK) Limited as a listing sponsor to engage potential token issuers to list on Green-X, the World’s first Shariah-Compliant ESG (environment, social and governance) Digital Asset Exchange (“DAX”) in Labuan, Malaysia. According to a 2022 report by global consulting firm BCG, the asset tokenization market was projected to expand from approximately US$310 billion in 2022 to US$16.1 trillion by 2030, representing a significant long-term growth opportunity in the digital asset sector. (Source: World Economic Forum – Global Agenda Council, BCG Analysis). As a DAX listing sponsor, SEATech Ventures (HK) Limited focus on digital/physical asset-backed companies in the STO (security token offering) listing on Green-X.

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

Economically, the influence of IoT is profound, with its expansion in sectors like manufacturing and transportation helping to propel new technology revenues toward the $1 trillion mark annually. The digital transformation landscape in Asia continues to provide significant tailwinds for our potential growth. The Internet of Things (IoT) market in Asia-Pacific is projected to grow at a CAGR of 12.4% through 2030, reaching an estimated $392.76 billion. Simultaneously, emerging technologies such as Robotics and AR/VR are seeing increased institutional adoption; the regional AR/VR market is forecast to expand significantly to $52.29 billion by 2032. (Sources: 1. Asia Pacific IoT Technology Market Size, Share & Growth, 2030, Marketsandmarkets; 2. Augmented and Virtual Reality Market Size, Share & Growth, Marketsandmarkets)These trends support our pivot toward high-value advisory services and family office management, as our target high-net-worth clients increasingly seek exposure to these resilient technology sectors.

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

ICT Industry – Hong Kong

Hong Kong’s role as a leading business center in the Asia region can be evidenced by its advanced telecommunications infrastructure. According to the IMD World Digital Competitiveness Ranking 2025, published by the IMD World Competitiveness Centre, Hong Kong rose to rank fourth globally, advancing three places from the previous year. Within Asia, Hong Kong continues to hold a leading position, ranking second in the region. The information and communications sector in Hong Kong remains a vital economic pillar, generating HK$104.0 billion (US$13.3 billion) of industry value-added in 2024, representing approximately 3.4% of GDP. Furthermore, Hong Kong maintains one of the world’s most advanced telecommunications infrastructures, with a household broadband penetration rate of 99.3% as of November 2025, according to the Office of the Communications Authority (OFCA).

The Hong Kong government continues to drive the development of the ICT industry through high-level strategic planning, notably the Hong Kong Innovation and Technology Development Blueprint released in December 2022. This framework establishes four broad development directions—including the enhancement of the I&T ecosystem and the promotion of ‘new industrialisation’—to transform Hong Kong into an international I&T hub. Recent initiatives also include the Transport Strategy Blueprint (2026), which leverages artificial intelligence and digitalized traffic management to enhance urban mobility.

A cornerstone of this support is the Innovation and Technology Fund (ITF). As of September 30, 2025, the ITF has approved 81,054 funding applications with a total investment of HK$ 54.8 billion. These funds support a diverse range of activities, from R&D and technology adoption to nurturing talent through the Research Talent Hub, which had supported approximately 15,500 research positions by late 2025.

Hong Kong’s ICT workforce remains robust and is supported by proactive talent cultivation. In addition to local graduates, the government has streamlined the entry of international experts through the Technology Talent Admission Scheme (TechTAS). Furthermore, the local startup ecosystem has seen rapid expansion, with nearly 4,700 startups recorded in 2024, reflecting a 40% growth since 2020 and providing a deep pool of skilled professionals for the digital economy.

Sources:

GovHK - Innovation, Technology and Industry Factsheet (January 2026): https://www.gov.hk/en/about/abouthk/factsheets/docs/technology.pdf

Hong Kong Yearbook 2024 (Chapter 16: Innovation, Technology and Industry): https://www.yearbook.gov.hk/2024/en/pdf/E16.pdf

HK Government Press Release: Transport Strategy Blueprint (February 6, 2026): https://www.info.gov.hk/gia/general/202602/06/P2026020600696.htm

2026-27 Innovation and Technology Fund Budget: https://www.budget.gov.hk/2026/eng/pdf/itf.pdf

ICT Industry in ASEAN

The digital economy in Southeast Asia has reached a significant milestone, with its total Gross Merchandise Value (GMV) surpassing $300 billion in 2025, representing a 15% year-on-year increase. According to the e-Conomy SEA 2025 Report by Google, Temasek, and Bain & Company, the region has successfully transitioned toward sustainable monetization, with regional digital revenue projected to reach $135 billion for the 2025 fiscal year.

Growth is increasingly driven by the rapid maturation of digital financial services and a surge in infrastructure investment. In 2025, the region emerged as a global focal point for Artificial Intelligence (AI) and cloud infrastructure, supported by significant capital commitments to data centers. Notably, Malaysia has become one of the fastest-growing digital economies in the region, with its GMV reaching $39 billion in 2025 and capturing a substantial share of private AI funding.

The hardware and service segments are further bolstered by the expansion of regional payment connectivity and the integration of AI-powered solutions across e-commerce and travel. Underpinned by these structural shifts and a disciplined focus on profitability, the Southeast Asian digital economy is positioned for continued expansion, with the long-term potential to reach a $1 trillion valuation by 2030.

Sources:

Sapna Chadha , Geraldine Lopez (Nov 2025) e-Conomy SEA 2025: Primed for the next wave of AI-enabled growth: https://business.google.com/en-all/think/consumer-insights/e-conomy-sea-2024/

Bain & Company - e-Conomy SEA 2025 Report: https://www.bain.com/about/media-center/press-releases/sea/e-conomy-sea-2025/

ICT Industry in Malaysia

The Information and Communication Technology (ICT) industry in Malaysia has entered a phase of accelerated digital transformation, with the market increasingly driven by cloud computing and artificial intelligence (AI) integration. According to industry data, the Malaysian ICT market was valued at approximately USD 27.20 billion in 2025 and is projected to expand at a Compound Annual Growth Rate (CAGR) of 7.57% through 2029. This growth is underpinned by the widespread adoption of 5G technology and the digitalization of core industrial sectors, including manufacturing and financial services.

The expansion of the digital economy is further supported by the national MyDIGITAL initiative and the Malaysia Digital (MD) status framework. These initiatives aim to transform Malaysia into a high-income, digitally-driven nation and a regional leader in the digital economy by 2030. In 2025, Malaysia significantly bolstered its position as a regional hub for data centers and AI infrastructure, attracting substantial foreign direct investment into high-tech sectors. This robust ecosystem provides a favorable environment for our business mentoring and corporate development advisory services, as local ICT enterprises seek to scale their operations within the regional digital economy.

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

Sources:

Tech Behemoths – How important is the ICT sector for Malaysia?: https://techbehemoths.com/blog/how-important-is-the-ict-sector-for-malaysia

Mordor Intelligence – Malaysia ICT Market Size and Share: https://www.mordorintelligence.com/industry-reports/malaysia-ict-market#:~:text=Study%20Period,Players%20sorted%20in%20no%20particular

Mordor Intelligence - Malaysia ICT Market Size & Share Analysis - Growth Trends & Forecasts (2025 - 2030): https://www.marketresearch.com/Mordor-Intelligence-LLP-v4018/Malaysia-ICT-Size-Share-Growth-40596868/

Technavio – Malaysia Data Center Market Analysis, Size, and Forecast 2026-2030: https://www.technavio.com/report/data-center-market-industry-in-malaysia-analysis#:~:text=Market%20Size%20%26%20Forecast,Market%20Summary

Our Solutions and Services

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

For the year ended December 31, 2025, we did not generate revenue due to adverse economic situation. We are continuously exploring new business opportunities.

Future Plan

Marketing

The Company intends to position itself as a provider of corporate advisory and business consulting services, with a focus on supporting entrepreneurs, small and medium-sized enterprises, and emerging businesses across Asia, particularly within the information and communications technology (“ICT”) sector. Our marketing strategy is centered on building corporate visibility and credibility through targeted networking, industry engagement, and selective participation in seminars, workshops, and business events.

In addition, the Company may selectively organize or participate in small-scale corporate events where we provide advisory insights relating to business development, capital markets, and industry trends, including developments within the ICT sector.

At this stage, the Company adopts a measured approach to marketing activities, focusing on relationship-driven opportunities rather than large-scale promotional campaigns.

Business Development and Service Offering

The Company intends to develop its advisory services across several core areas, with a particular focus on ICT-related businesses and opportunities:

1.	Business and Corporate Advisory – Providing strategic advice to companies on business development, operational structuring, and growth planning.
2.	Capital Markets and Fundraising Advisory – Supporting clients in evaluating capital market options, regulatory requirements, and potential fundraising strategies.
3.	ICT Sector Advisory and Opportunity Evaluation – Conducting analysis on ICT-related business models, market trends, and potential opportunities, including supporting early-stage companies through advisory and strategic guidance.
4.	Entrepreneur Mentorship and Network Access – Offering guidance to entrepreneurs through knowledge-sharing sessions and facilitating access to business networks and collaboration opportunities.
5.	Family Office and Investment Support Services – Assisting family offices and investment-oriented clients in evaluating business opportunities, including ICT-related investments, structuring transactions, and providing ongoing strategic support.

The Company intends to develop these service areas progressively, based on available resources and market opportunities.

Expansion and Target Market

The Company’s target market includes businesses and entrepreneurs primarily within Asia, including Southeast Asia, Greater China, and selected regional markets, with particular attention to ICT-related sectors.

Rather than pursuing rapid expansion, the Company intends to adopt a disciplined and opportunistic approach to growth, focusing on building a network of experienced professionals, advisors, and strategic partners in key markets.

The Company may engage senior advisors or partners with relevant industry experience on a selective basis, particularly in ICT and investment-related fields, depending on business needs and opportunities. Expansion of physical presence and hiring will be carried out gradually and in line with operational requirements.

Strategic Direction

The Company’s strategic focus is to build a flexible, advisory-driven platform that supports business growth, investment activities, and cross-border opportunities. While the Company continues to monitor and analyze developments within the ICT sector, including potential incubation or venture-related opportunities, its current priority is to establish a stable foundation in advisory, consulting, and investment support services.

The Company may evaluate potential strategic transactions, partnerships, or acquisitions, including opportunities within the ICT sector, where such opportunities align with its long-term objectives and available resources.

Employees

As of December 31, 2025, the Company has a total 2 employees. Our Chief Executive Officer and Chief Financial Officer, have flexible working hours, up to 30 hours per week, but are prepared to devote more time if necessary.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTCID under the trading symbol “SEAV.”

We believe that there is no established public trading market for our shares and we cannot assure you that there will be any liquidity for shares of our common stock in the future and such quotation reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year 2025	Highest Bid	Lowest Bid
First Quarter	$0.06	$0.03
Second Quarter	$0.07	$0.02
Third Quarter	$0.39	$0.01
Fourth Quarter	$0.03	$0.02

Holders

As of April 15, 2026, we had 92,562,343 shares of our Common Stock par value, $.0001 issued and outstanding. There were 496 beneficial owners of our Common Stock.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2025.

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

The purpose of SEATech Ventures (HK) Limited is to become the current regional hub for business activities and to engage in operational functions. SEATech Ventures (HK) Limited owns 100% of SEATech CVC Sdn. Bhd. and SEATech Ventures Sdn. Bhd. respectively. As part of the Company development, SEATech Ventures (HK) Limited completed the sale of its 100% equity interests in SEATech Ventures Sdn. Bhd. and SEATech CVC Sdn. Bhd. to Mr. Chin Chee Seong, the former Chief Executive Officer, President, Secretary, Treasurer and Director, on October 28, 2025.

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

Results of Operations

Revenues for the year ended December 31, 2025 and 2024

The Company did not generate revenue for the year ended December 31, 2025 and 2024.

Cost of Revenue and Gross Margin

For the year ended December 31, 2025 and 2024, the Company did not incur cost of revenue and did not generate gross profit for the year ended December 31, 2025 and 2024.

Selling and Distribution Expenses

Selling and distribution expenses for the year ended December 31, 2025 and 2024 amounted to $0 and $65 respectively. These expenses comprised expenses on website and website maintenance, marketing and networking event. The decrease of selling and distribution expenses is associated with the Company did not incur marketing expenses for the year ended December 31, 2025.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2025 and 2024 amounted to $97,302 and $157,382 respectively. These expenses are comprised of salary, professional fee, compliance fee, office and operation expenses. The decrease of general and administrative expenses is associated with lesser general and administrative expenses incurred for the year ended December 31, 2025 due to resignation of directors and officers, lesser professional fees.

Other Income

The Company recorded an amount of $57,961 and $521 as other income for the year ended December 31, 2025 and 2024 respectively. For the year ended December 31, 2025, the other income was derived from the gain on disposal of other investment and gain on disposal of subsidiaries while for the year ended December 31, 2024 the other income was derived from foreign exchange gain.

Net Loss and Net Loss Margin

The net loss was $39,341 for the year ended December 31, 2025 as compared to $156,926 net loss for the year ended December 31, 2024. The decrease of net loss of $117,585 was associated with the higher other income derived in the current year and lower general and administrative expenses incurred for the year ended December 31, 2025.

Liquidity and Capital Resources

As of December 31, 2025, we had cash and cash equivalents of $465. We expect increased levels of operations going forward will result in more significant cash flow and in turn working capital.

We depend substantially on operating activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations.

The financial statements included in this Annual Report have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The going-concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on its ability to generate profitable operations and/or obtain additional financing to meet its obligations and sustain its operations. For the year ended December 31, 2025, the Company incurred a net loss of $39,341, suffered accumulated deficit of $1,093,176 and experienced negative cash flows from operating activities of $50,073. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

Management Plan

To address these conditions, Management is actively pursuing several strategic initiatives to improve our liquidity and capital position, especially after transition period of management. These plans include but not limited to seeking additional private placements of equity, implementing cost-reduction measures in our operations, and leveraging our recent expansion into corporate advisory services and family office management in Hong Kong and Southeast Asia to generate immediate fee-based revenue. While there is no guarantee that these efforts will be successful, Management believes these actions will provide the necessary capital to sustain operations through the 2026 fiscal year.

Cash Used in Operating Activities

For the year ended December 31, 2025 and 2024, net cash used in operating activities was $50,073 and $39,982. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Provided by Financing Activities

For the year ended December 31, 2025, net cash provided by financing activities was $0. For the year ended December 31, 2024, net cash provided by financing activities was $22,500. The financing cash flow performance primarily reflects the share subscription received in advance in the prior year.

Cash Provided by Investing Activities

For the financial year ended December 31, 2025, the net cash provided by investing activities was $39,283. For the financial year ended December 31, 2024, the net cash provided by investing activities was $650. The investing cash flow performance primarily reflects the divestment in other companies and disposal of subsidiaries.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Critical Accounting Estimates

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

Management has determined that the Company has no critical accounting estimates.

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

As of December 31, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (ICIF-2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of December 31, 2025.

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

To mitigate this weakness during the current fiscal year, the Company has engaged external outsourced accountants to assist with financial reporting and to provide an additional layer of professional oversight and review of the Company’s accounting records and internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2025 based on criteria established in in COSO Internal Control - Integrated Framework (ICIF-2013).

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2026.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Lee Marcus Sherray[1]	27	Chief Executive Officer, President, Director
Loke Sebastian Mun Foo[2]	33	Chief Financial Officer, Treasurer, Secretary
Chin Chee Seong[3]	65	Former Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, Director
Tan See Meng[4]	61	Former Director
Cheah Kok Hoong[5]	59	Former Independent Non-Executive Director
Prabodh Kumar A/L Kantilal H. Sheth[6]	63	Former Chief Financial Officer

1On June 12, 2025, Mr. Lee Marcus Sherray was appointed as the Chief Executive Officer, President and Chairperson of the Board of Directors of the Company.

2On June 12, 2025, Mr. Loke Sebastian Mun Foo was appointed as the Chief Financial Officer, Treasurer and Secretary of the Company.

3On June 12, 2025, Mr. Chin Chee Seong resigned as the Company’s Chairperson of the Board of Directors, Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and Director.

4On June 12, 2025, Mr. Tan See Meng resigned as the Company’s Director.

5On June 12, 2025, Mr. Cheah Kok Hoong resigned as the Company’s Independent Non-Executive Director.

6Mr. Prabodh Kumar A/L Kantilal H. Sheth tendered resignation as the Chief Financial Officer on May 8, 2024.

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Mr. Lee Marcus Sherray – President, Chief Executive Officer, Director

On June 12, 2025, Mr. Lee Marcus Sherray was appointed as the Chief Executive Officer, President and Chairperson of the Board of Directors of the Company.

Mr. Lee is a strategic leader with an aptitude for innovation. During his years in The Chinese University of Hong Kong, he co-founded an e-commerce and delivery platform, CookDuck, securing significant seed funding to drive its growth. Marcus holds a Bachelor’s degree in History with a minor in Communications (2021). After three years as an educational trainer in Ying Wa College, he honed sharp communication and leadership skills, now applied to client solutions. Since September 2024, Marcus has served as a Family Office and Trust Services Specialist at AleeanPeace Family Office Limited (APFO), designing trust solutions and advisory services for clients with multi-million- to billion-dollar portfolios across the Asia-Pacific region. As a Certified Family Office Planner (CFOP), he guides APFO’s efforts in wealth management, family office services, succession planning, and corporate finance, strengthening its position as a leader in global finance. Being a Certified Financial Services Professional (CFsP), Marcus also shapes financial talents at a leading Hong Kong training institute Hong Kong Financial Services Professionals Association. Marcus is a Chartered Member of the Association of Chartered Wealth Managers, Hong Kong (ChWM), together with our finance team, he will drive the business development of the Company to develop family office solutions for clients covering Hong Kong, China, and South East Asia Regions.

Mr. Loke Sebastian Mun Foo - Chief Financial Officer, Treasurer, Secretary

On June 12, 2025, Mr. Loke Sebastian Mun Foo was appointed as the Chief Financial Officer, Treasurer and Secretary of the Company.

Mr. Loke, who graduated with a Bachelors Degree in Accounting and Finance from the University of Hong Kong in 2016, was previously recruited by Credit Suisse and HSBC Private Banking Hong Kong between 2016 and 2020, working as a Management Trainee and Investment counsellor respectively, taking care of Ultra High Net Worth clients across Asia. He started his startup, Chartipedia, with 3 partners in Hong Kong and went to Finland in 2020 to develop their business, with the invitation by xEdu, a Finnish accelerator focusing on EduTech. Chartipedia focuses on providing high-end data visualization and digital marketing content creation services to corporates, including top financial institutions in the world. Sebastian returned to Hong Kong in November 2021 and joined Greenpro Capital Corp, a Nasdaq-listed company (Nasdaq: GRNQ) as a financial advisor for their corporate advisory division, assisting clients to go public on the US Capital Markets. He is a Chartered Member of the Association of Chartered Wealth Managers, Hong Kong (ChWM), and with his qualifications, experience, and capabilities, the Company is pleased to have him as our CFO, leading to the development and growth of the business, together with our CEO, in financial services with focus on multi-family care solutions for family office clients, and the Medium to Ultra High Net Worth Individual clients.

Mr. Chin Chee Seong – Former President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director

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

Due to Mr. Chin’s decades of experience in the ICT industry and his experience in Online Gaming Industry, the board of Directors has determined to elect Mr. Chin to the positions of Chief Executive Officer, President, Secretary, Treasurer, and Director.

On June 12, 2025, Mr. Chin resigned as the Company’s Chairperson of the Board of Directors, Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and Director.

Mr. Tan See Meng – Former Director

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

On June 12, 2025, Mr. Tan resigned as the Company’s Director.

Mr. Cheah Kok Hoong – Former Independent Non-Executive Director

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

On June 12, 2025, Mr. Cheah resigned as the Company’s Independent Non-Executive Director.

Mr. Prabodh Kumar A/L Kantilal H. Sheth – Former Chief Financial Officer

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

Independence of Directors

On June 12, 2025, Mr. Cheah Kok Hoong resigned as the Company’s Independent Non-Executive Director. The Company expects to identify a director candidate to fill in the resulting vacancy. Neither of our directors is independent under the applicable standards.

Board Committees

We currently have not established any committees of the Board. Our Board may designate from among its members an executive committee and one or more other committees in the future. We do not have a nominating committee. Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, other than as described above, no security holders have made any such recommendations. Our Board performs all functions that would otherwise be performed by committees. Given the present size of our board, it is not practical for us to have committees. If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

Audit Committee

On June 12, 2025, Mr. Cheah Kok Hoong resigned as the Company’s Independent Non-Executive Director, who was a member of our Audit Committee. The Company expects to identify candidate to fill in the resulting vacancy. We have no separate audit committee at this time. The entire Board oversees our audits and auditing procedures. Neither of our directors is not an “audit committee financial expert” within the meaning of Item 407(d)(5) of SEC Regulation S-K.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our principal executive officer and principal financial officer who served at the end of the year December 31, 2025, for services rendered in all capacities to us.

Summary Compensation Table:

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Lee Marcus Sherray[1], Chief Executive Officer, President, Director	For the year ended December 31, 2025	-	-	-	-	-	-	-	-

Loke Sebastian Mun Foo[2], Chief Financial Officer, Treasurer, Secretary	For the year ended December 31, 2025	-	-	-	-	-	-	-	-

Chin Chee Seong[3], Chief Executive Officer, President, Secretary, Treasurer, Director	For the year ended December 31, 2025	3,750	-	-	-	-	-	-	3,750
	For the year ended December 31, 2024	15,000	-	-	-	-	-	-	15,000

Tan See Meng[4], Director	For the year ended December 31, 2025	-	-	-	-	-	-	1,500	1,500
	For the year ended December 31, 2024	-	-	-	-	-	-	6,000	6,000

1On June 12, 2025, Mr. Lee Marcus Sherray was appointed as the Chief Executive Officer, President and Chairperson of the Board of Directors of the Company.

2On June 12, 2025, Mr. Loke Sebastian Mun Foo was appointed as the Chief Financial Officer, Treasurer and Secretary of the Company.

3On June 12, 2025, Mr. Chin Chee Seong resigned as the Company’s Chairperson of the Board of Directors, Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and Director.

4On June 12, 2025, Mr. Tan See Meng resigned as the Company’s Director.

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

Employment Agreements

As of the date of the filing of this Form 10-K, we have no written employment agreements with our existing officers and directors. Compensation was determined after discussion about expected time commitments, remuneration paid by comparable organizations and the flexibility provided to the Company by not having extended terms and other terms typical of employment agreements. We have no plans or packages providing for compensation of officers after resignation or retirement.

Compensation Discussion and Analysis

Director Compensation

During the financial period from January 1, 2025 to March 31, 2025, we provided monthly compensation to Mr. Chin Chee Seong, our former Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director, for $1,250 monthly compensation. We also provided monthly compensation to our former executive director, Mr. Tan See Meng for $500 monthly compensation and our former independent non-executive director, Mr. Cheah Kok Hoong for $500 monthly compensation. Upon resignation of these directors, there are no other director compensation provided to the existing directors of the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 15, 2026, the Company has 92,562,343 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of April 15, 2026 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Lee Marcus Sherray[1], Chief Executive Officer, President and Director	-	-%	-%

Loke Sebastian Mun Foo[2], Chief Financial Officer, Treasurer and Secretary	200,000	0.22%	0.22%

All of executive officers and director as a group	200,000	0.22%	0.22%

Former Executive Officers and Directors
Chin Chee Seong[3], Former Chief Executive Officer, President, Secretary, Treasurer and Director	20,844,587	22.52%	22.52%

Tan See Meng[4], Former Director	-	-%	-%

Cheah Kok Hoong[5], Former Independent Non-Executive Director	-	-%	-%

5% or greater shareholders (excluding officers/directors)
Greenpro Asia Strategic SPC[6]	42,522,139	45.94%	45.94%
STVC Talent Sdn Bhd[7]	8,081,800	8.73%	8.73%

1On June 12, 2025, Mr. Lee Marcus Sherray was appointed as the Chief Executive Officer, President and Chairperson of the Board of Directors of the Company.

2On June 12, 2025, Mr. Loke Sebastian Mun Foo was appointed as the Chief Financial Officer, Treasurer and Secretary of the Company.

3On June 12, 2025, Mr. Chin Chee Seong resigned as the Company’s Chairperson of the Board of Directors, Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and Director. Mr. Chin owns 100% of the issued and outstanding shares of Metita Sdn. Bhd., therefore, the table above includes the share ownership of Metita Sdn. Bhd. with Mr. Chin Chee Seong collectively, in the row of Mr. Chin.

4On June 12, 2025, Mr. Tan See Meng resigned as the Company’s Director.

5On June 12, 2025, Mr. Cheah Kok Hoong resigned as the Company’s Independent Non-Executive Director.

6Greenpro Asia Strategic SPC- Greenpro Asia Strategic Fund SPC is owned and controlled by GC Investment Management Limited.

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

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report (92,562,343 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.
(2)	Based on the total issued and outstanding shares of 92,562,343 as of the date of this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

RELATED PARTY BALANCES AND TRANSACTIONS

Accounts receivable from related parties (Refer Note 5):	As of December 31, 2025 (Audited)	As of December 31, 2024 (Audited)
Accounts receivable, net
- catTHIS Holdings Corp.[1] (net of allowance of $ 115,000 as of December 31, 2025 and December 31, 2024 respectively)	$-	$-
Total	$-	$-

The above related party receivables are trade in nature and subject to normal trade terms.

Account payable due to related parties (Refer Note 8):	As of December 31, 2025 (Audited)	As of December 31, 2024 (Audited)

Account payable:
- GreenPro Financial Consulting Limited[4]	$285,200	$285,200

The above related party account payable is trade in nature and subject to normal trade terms.

Other payables due to related parties (Refer Note 9):

- AleeanPeace Group Holding Limited[5]	20,157	-
- Mr. Raymond Lee Siu Kuen[6]	40,205	-
- Mr. Gilbert Loke Che Chan[7]	15,393	-
- Mr. Chin Chee Seong (Former Director and Executive Officer, resigned on June 12, 2025)	10,270	15,000
- Mr. Tan See Meng (Former Director, resigned on June 12, 2025)	500	6,000
- Mr. Prabodh Kumar A/L Kantilal H. Sheth (Former Executive Officer, resigned on May 8, 2024)	-	1,250
- Mr. Cheah Kok Hoong (Former Director, resigned on June 12, 2025)	-	5,500
- Asia UBS Global Limited[3]	-	12,600
Total	$86,525	$40,350

The above other payables to former directors and executive officers represent salary and director fees payable and previous advances to the Company for its operations.

The above other payables to AleeanPeace Group Holding Limited, Mr. Raymond Lee Siu Kuen and Mr. Gilbert Loke Che Chan, represent advances to the Company for its operations.

The above other payable to Asia UBS Global Limited represent payables due for professional fees.

	As of	As of
Investment in related parties:	December 31, 2025 (Audited)	December 31, 2024 (Audited)
AsiaFIN Holdings Corp [1]	1,015	1,015
JOCOM Holdings Corp.[2]	-	850
catTHIS Holdings Corp.[1]	1,900	1,900
Total	$2,915	$3,765

For the years ended December 31, 2025 and 2024, the Company has following transactions with related parties:

	For the year ended December 31, 2025 (Audited)	For the year ended December 31, 2024 (Audited)

Included in General and administrative are the following expenses to related parties:

Executives’ compensation:
- Mr. Chin Chee Seong (Former Director and Executive Officer, resigned on June 12, 2025)	$3,750	$15,000
- Mr. Tan See Meng (Former Director, resigned on June 12, 2025)	1,500	6,000
- Mr. Prabodh Kumar A/L Kantilal H. Sheth (former Executive Officer, resigned on May 8, 2024)	-	3,750
Total	$5,250	$24,750

Non-executive Directors’ compensation:
- Mr. Cheah Kok Hoong (Former Director, resigned on June 12, 2025)	$1,500	$6,000
Total	$1,500	6,000

Company secretary fees:
-Asia UBS Global Limited[3]	$-	$5,250
	$-	$5,250

Professional fees:
- Asia UBS Global Limited[3]	$-	$10,800

1As of December 31, 2025, the Company owns 12.26% and 14.99% of interest in AsiaFIN Holdings Corp. and catTHIS Holdings Corp. respectively.

2Divestment in JOCOM Holdings Corp. occurred on January 24, 2025 due to the management decision.

3Asia UBS Global Limited is a subsidiary of GreenPro Capital Corp. (GRNQ). GRNQ through its wholly owned subsidiaries, owns 3.46% shareholding in the Company.

4GreenPro Financial Consulting Limited is a subsidiary of GreenPro Capital Corp. (GRNQ). GRNQ through its wholly owned subsidiaries, owns 3.46% shareholding in the Company.

5Common management team between the companies.

6Mr. Raymond Lee Siu Kuen is the Chief Executive Officer of AleeanPeace Group Holding Limited.

7Mr. Gilbert Loke Che Chan is one of the shareholders of the Company.

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

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Audit fees	$10,000	$25,500
Audit related fees	11,103	10,500
Tax fees	-	-
Total	$21,103	$36,000

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

SEATECH VENTURES CORP.
(Name of Registrant)

Date: April 15, 2026	By:	/s/ LEE MARCUS SHERRAY
	Title:	Chief Executive Officer, President, Director

Date: April 15, 2026	By:	/s/ LOKE SEBASTIAN MUN FOO
	Title:	Chief Financial Officer, Treasurer, Secretary

J&S ASSOCIATE PLT 202206000037 (LLP0033395-LCA) & AF002380 (Registered with PCAOB and MIA) B-11-14, Megan Avenue II 12,Jalan Yap Kwan Seng, 50450, Kuala Lumpur, Malaysia	Tel: +603-4813 9469 Email : info@jns-associate.com Website : jns-associate.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

SEATECH VENTURES CORP.

Opinion on the Financial Statement

We have audited the accompanying consolidated balance sheets of SEATech Ventures Corp. and its subsidiaries (the ‘Company’) as of December 31, 2025 and December 31, 2024, and the related consolidated statement of operations and comprehensive loss, consolidated statement of changes in stockholders’ (deficit) equity, and consolidated statement of cash flows for the two-years ended December 31, 2025 and December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for the two-years ended December 31, 2025 and December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, to the consolidated financial statements as of December 31, 2025, the Company incurred a net loss of $39,341, suffered an accumulated deficit of $1,093,176 and experienced negative cash flows from operating activities of $50,073 as of December 31, 2025. These matter raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern, and management’s plans to mitigate these matters, are described in Note 2.

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

Kuala Lumpur, Malaysia

April 15, 2026

SEATECH VENTURES CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	As of December 31,
	2025 (Audited)	2024 (Audited)
ASSETS
CURRENT ASSETS
Accounts receivable, net	$-	$-
Deposits paid, prepayments and other receivables	7,104	3,476
Cash and cash equivalents	465	12,330
Total current assets	7,569	15,806

NON-CURRENT ASSETS
Investment in other companies	$2,915	$3,765
Total non-current assets	2,915	3,765

TOTAL ASSETS	$10,484	$19,571

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Account payable	$285,200	$285,200
Other payables and accrued liabilities	106,750	77,044
Share subscription received in advance	-	42,500
Total current liabilities	391,950	404,744

TOTAL LIABILITIES	$391,950	$404,744

STOCKHOLDERS’ DEFICIT
Preferred shares, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	$-	$-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 92,562,343 and 92,519,843 shares issued and outstanding as of December 31, 2025 and 2024 respectively	9,256	9,252
Additional paid-in capital	702,454	659,958
Accumulated other comprehensive loss	-	(548)
Accumulated deficit	$(1,093,176)	$(1,053,835)

TOTAL STOCKHOLDERS’ DEFICIT	$(381,466)	$(385,173)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,484	$19,571

See accompanying notes to consolidated financial statements.

SEATECH VENTURES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	For the year ended December 31, 2025 (Audited)	For the year ended December 31, 2024 (Audited)
REVENUE	$-	$-

COST OF REVENUE	-	-

GROSS PROFIT	$-	$-

OTHER INCOME
Gain from disposal of other investments	38,433	-
Gain from disposal of subsidiaries	19,528	-
Gain on foreign exchange	-	521
	57,961	521

SELLING AND DISTRIBUTION EXPENSES	-	(65)

GENERAL AND ADMINISTRATIVE EXPENSES	(97,302)	(157,382)

LOSS BEFORE INCOME TAXES	$(39,341)	$(156,926)

INCOME TAXES PROVISION	-	-

NET LOSS	(39,341)	(156,926)

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign exchange translation gain/(loss)	548	(261)

TOTAL COMPREHENSIVE LOSS	$(38,793)	$(157,187)

Net loss per share- Basic and diluted (cent)	0.00	(0.00)

Weighted average number of common shares outstanding - Basic and diluted	92,551,864	111,420,677

See accompanying notes to consolidated financial statements.

SEATECH VENTURES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2023	114,351,503	$11,435	$657,775	$(287)	$(896,909)	$(227,986)
Cancellation of shares on November 12, 2024 for termination of acquisition of Just Supply Chain Limited	(21,831,660)	(2,183)	2,183	-	-	-
Foreign exchange translation loss	-	-	-	(261)	-	(261)
Net loss	-	-	-	-	(156,926)	(156,926)
Balance as of December 31, 2024	92,519,843	$9,252	$659,958	$(548)	$(1,053,835)	$(385,173)
Issuance of shares	42,500	4	42,496	-	-	42,500
Foreign exchange translation gain	-	-	-	548	-	548
Net loss	-	-	-	-	(39,341)	(39,341)
Balance as of December 31, 2025	92,562,343	$9,256	$702,454	$-	$(1,093,176)	$(381,466)

See accompanying notes to consolidated financial statements

SEATECH VENTURES CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Audited)

	For the year ended December 31, 2025 (Audited)	For the year ended December 31, 2024 (Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,341)	$(156,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from disposal of other investments	(38,433)	-
Gain from disposal of subsidiaries	(19,528)	-
Written off on the amount due from former subsidiaries	11,571	-
Changes in operating assets and liabilities:
Accounts receivable	-	149,500
Account payable	-	(39,000)
Deposits paid, prepayments and other receivables	555	(1,159)
Other payables and accrued liabilities	34,282	7,603
Amount due from former subsidiaries	821	-
Net cash used in operating activities	(50,073)	(39,982)

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from disposal of investment	39,283	-
Refund of investment in other companies	-	650
Net cash provided by investing activities	39,283	650

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares	42,500	-
Share subscription received in advance	(42,500)	22,500
Net cash provided by financing activities	-	22,500

Effect of exchange rate changes on cash and cash equivalents	(1,075)	(230)

Net change in cash and cash equivalents	(11,865)	(17,062)
Cash and cash equivalents, beginning of year	12,330	29,392

CASH AND CASH EQUIVALENTS, END OF YEAR	$465	$12,330
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to consolidated financial statements.

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

On October 13, 2023, the Company issued 21,831,660 shares of its common stock at $0.80 per share to the shareholders of Just Supply Chain Limited (“JSCL”), for acquisition of one hundred percent (100%) of the equity of JSCL. On May 6, 2024, the acquisition has been cancelled due to factors that came to light on the valuation of the entity, resulted on July 01, 2024, the 21,831,660 shares were returned to the Company and were held as treasury shares, subsequently cancellation of the shares on November 12, 2024.

On October 28, 2025, SEATech Ventures (HK) Limited completed the sale of its 100% equity interests in SEATech Ventures Sdn. Bhd. and SEATech CVC Sdn. Bhd. to Mr. Chin Chee Seong, with total consideration of MYR 20,001 (equivalents to US$ 4,742).

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

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

For the year ended December 31, 2025, we did not generate revenue due to adverse economic situation. We are continuously exploring new business opportunities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

Basis of presentation

The consolidated financial statements for SEATech Ventures Corp. and its subsidiaries for the year ended December 31, 2025 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of SEATech Ventures Corp., its wholly owned subsidiaries, SEATech Ventures Corp. and SEATech Ventures (HK) Limited. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted December 31 as its fiscal year end.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries in which the Company is the primary beneficiary. All inter-company accounts and transactions have been eliminated upon consolidation.

Related party

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

Stock Cancellation and Reissuance Policy

The Company may cancel shares of its Common Stock that have been reacquired or forfeited under equity compensation arrangements. Canceled shares are retired and removed from the issued and outstanding share count in accordance with applicable corporate law and the Company’s Articles of Incorporation.

Upon cancellation, the par value of the shares is deducted from common stock, and any excess of the reacquisition cost over par value is charged against Additional Paid-In Capital (APIC) or retained earnings, as applicable. If the original issuance price is not known or determinable, the cost is first charged to APIC to the extent available, with any remaining amount charged to retained earnings.

The Company accounts for treasury stock transactions using the cost method in accordance with ASC 505-30, Equity: Treasury Stock. Treasury shares may be reissued for purposes such as the settlement of employee equity awards, acquisitions, or other corporate needs.

Upon reissuance of treasury shares, the proceeds are credited to treasury stock at the cost of the shares, and any difference between the reissuance price and the cost is recorded as an adjustment to APIC. If the reissuance price exceeds the cost, the excess is credited to APIC; if it is less than the cost, the shortfall is first charged to APIC (to the extent available), with any remaining amount charged to retained earnings.

Reissued shares are included in the number of shares issued and outstanding from the date of reissuance.

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

We have not generated any revenue to date.

Cost of revenue

Cost of revenue includes the cost of services and product in providing business mentoring, nurturing, incubating and corporate development advisory services.

We have not incurred any cost of revenue to date.

Investments

Investments in equity securities

The Company accounts for its investments that represent less than 20% ownership, and for which the Company does not have the ability to exercise significant influence, using ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The Company measure investments in equity securities without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. All equity investments without readily determinable fair value are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable, and measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuers. The recoverable value of the investment was determined based on the Company’s best estimate of the amount that could be realized from the investment, which considered the latest financial information. Gains and losses on these securities are recognized in other income and expenses. At December 31, 2025, the Company had two investments in equity securities with carrying value of $2,915. At December 31, 2024, the Company had three investments in equity securities with carrying value of $3,765.

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

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. As of December 31, 2025, the Company incurred a net loss of $39,341, had an accumulated deficit of $1,093,176 and experienced negative cash flows from operating activities of $50,073. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued.

The Company is currently in an early stage of development and has not yet generated sufficient revenues to support its operations. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations and/or obtain additional financing to meet its obligations and sustain its operations.

Management has evaluated the significance of these conditions in relation to the Company’s ability to meet its obligations as they become due within one year after the date that the financial statements are issued. To address these conditions, Management is actively pursuing several strategic initiatives to improve our liquidity and capital position, especially after transition period of management. These plans include but not limited to seeking additional private placements of equity, implementing cost-reduction measures in our operations, and leveraging our recent expansion into corporate advisory services and family office management in Hong Kong and Southeast Asia to generate immediate fee-based revenue. While there is no guarantee that these efforts will be successful, Management believes these actions will provide the necessary capital to sustain operations through the 2026 fiscal year.

While management believes that these plans, if successfully implemented, will provide the Company with sufficient liquidity to meet its obligations, there can be no assurance that such financing or business opportunities will be available on acceptable terms, or at all. Accordingly, substantial doubt about the Company’s ability to continue as a going concern remains.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Net loss per share

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

For the years ended December 31, 2025 and December 31, 2024, diluted weighted-average common shares outstanding is equal to basic weighted average common shares, due to the Company’s net loss position. Hence no common stock equivalents were included in the computation of diluted net loss per shares since such inclusion would have been antidilutive.

Foreign currencies translation

The reporting currency of the Company and its subsidiaries in Labuan and Hong Kong, are United States Dollars (“US$”), while its former subsidiaries in Malaysia, maintains the books and record in Ringgit Malaysia (“MYR”), being the primary currency of the economic environment in which these entities operate.

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

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended December 31,
	2025	2024

Year-end RM : US$1 exchange rate	4.05	4.47
Year-average RM : US$1 exchange rate	4.27	4.58
Year-end HK$: US$1 exchange rate	7.78	7.77
Year-average HK$ : US$1 exchange rate	7.78	7.80

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

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

Recent accounting pronouncements

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The new standard requires entities to disclose additional information about certain expenses, such as purchases of inventory, employee compensation, depreciation, intangible asset amortization, as well as selling expenses included in commonly presented expense captions on the income statement. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Companies have the option to apply this guidance either on a retrospective or prospective basis, and early adoption is permitted. The Company is currently evaluating the effect of adopting of this ASU.

In December 2025, the FASB issued ASU 2025-11 “Interim Reporting (Topic 270): Narrow-Scope Improvements”. This ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This ASU is effective for interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effect of adopting of this ASU.

In December 2025, the FASB issued ASU 2025-12 “Codification Improvements”. This ASU represents changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the effect of adopting of this ASU.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

As of December 31, 2024 and 2023, the Company had received proceeds and entered into binding subscription agreements for 22,500 shares and 20,000 shares respectively, that were issued in April 2025. The Company had no remaining substantive performance obligations, and the investors were irrevocably committed to the transactions as of the balance sheet date, with no conditions precedent remaining. On April 18, 2025, the Company issued 42,500 shares of common stock to four investors at $1.00 per share pursuant to subscription agreements. Although the shares were physically issued in April 2025, they were backdated and treated as effective as of March 31, 2025.

As of December 31, 2025, SEATech Ventures Corp. has an issued and outstanding common share of 92,562,343.

4. DISPOSAL OF SUBSIDIARIES

On October 28, 2025, the Company completed the sale of its 100% equity interests in SEATech Ventures Sdn. Bhd. and SEATech CVC Sdn. Bhd. (collectively, the “Disposed Subsidiaries”) to the former Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, Director, Mr. Chin Chee Seong. Under the terms of agreement, the Company received total consideration of MYR 20,001 (equivalents to US$ 4,742), consisting of assumption of liabilities, payable upon closing. The transaction was approved by the Company’s Board of Directors on September 30, 2025.

During the period ended October 28, 2025, the Company recorded a gain from the disposal of subsidiaries amounted $19,528.

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table summarizes the assets and liabilities of the disposal of subsidiaries included in the consolidated balance sheet indicated:

Prepayments and deposits	$594
Cash and cash equivalents	2,508
Amount due from related parties	11,095
Other payables and accrued liabilities	(3,045)
Amount due to related parties	(24,989)
Net liabilities of the subsidiaries	(13,837)
Other comprehensive income	(949)
Consideration	(4,742)
Gain from disposal of subsidiaries	$19,528

5. ACCOUNTS RECEIVABLE

	As of December 31, 2025 (Audited)	As of December 31, 2024 (Audited)
Accounts receivable, gross	$115,000	$115,000
Allowance for expected credit loss	(115,000)	(115,000)
Accounts receivable, net	$-	$-

The movement in the allowance for expected credit loss for the years ended December 31, 2025 and December 31, 2024 were as follows:

	As of December 31, 2025 (Audited)	As of December 31, 2024 (Audited)
Balance at beginning of the year	$115,000	$115,000
Additions of allowance	-	-
Balance at end of the year	$115,000	$115,000

The accounts receivable represents receivable amount from companies where the Company owns equity interest, which are trade in nature and subject to normal trade term.

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

6. DEPOSITS PAID, PREPAYMENTS AND OTHER RECEIVABLES

Deposits paid, prepayments and other receivables consisted of the following as of December 31, 2025 and December 31, 2024:

	As of	As of
	December 31, 2025 (Audited)	December 31, 2024 (Audited)
Deposits paid	262	273
Prepayments	2,100	1,355
Other receivables [1]	4,742	1,848
Total deposits paid, prepayments and other receivables	$7,104	$3,476

As of December 31, 2025, the other receivable represents proceed from disposal of the subsidiaries receivable from the former Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director, Mr, Chin Chee Seong (refer Note 13).

7. INVESTMENT IN OTHER COMPANIES

	As of	As of
	December 31, 2025 (Audited)	December 31, 2024 (Audited)
AsiaFIN Holdings Corp[1]	1,015	1,015
JOCOM Holdings Corp.[2]	-	850
catTHIS Holdings Corp.[3]	1,900	1,900
Total investment in other companies	$2,915	$3,765

[1]	On December 24, 2019, the Company has invested in AsiaFIN Holdings Corp. during the private placement stage. AsiaFIN Holdings Corp. is a company providing business technology solutions to its clients. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation service to AsiaFIN Holdings Corp. The investment in AsiaFIN Holdings Corp. is a strategic investment of the Company and the Company’s efforts on nurturing and providing collaborating and networking opportunities to ICT entrepreneurs across Asia. The investment is also aligning with the Company’s focus on the ICT industry. As of December 31, 2025, the Company acquired 12.26% interest in AsiaFIN Holdings Corp.

[2]	On June 1, 2021, the Company has invested in JOCOM Holdings Corp. during the private placement stage. JOCOM Holdings Corp. is a company focuses on m-commerce (Mobile commerce) platform specialized in online groceries and shopping. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation services to JOCOM Holdings Corp. The investment in JOCOM Holdings Corp. was a strategic investment of the Company. As of September 30, 2024, the Company acquired a further 14.74% interest in JOCOM Holdings Corp. On January 24, 2025, the Company sold all 8,500,000 shares of Jocom’s common stock to an unrelated party, Chu, Hon Pong at a price of $39,283. As the investment was carried at a cost of $850 as of December 31, 2024, the Company recognized a gain on disposal of their investment with the amount of $38,433 for the year ended December 31, 2025.

[3]	On August 30, 2021, the Company has invested in catTHIS Holdings Corp. during the private placement stage. catTHIS Holdings Corp. is a company that providing digital marketing service by using technologies such as mobile application known as “catTHIS App”. catTHIS App serve as a marketing tool which provides free digital catalog management platform that gives its users the ability to upload and share PDF catalogs anywhere and from any device. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation services to catTHIS Holdings Corp. The investment in catTHIS Holdings Corp. is a strategic investment of the company. As of December 31, 2025, the Company acquired 14.99 % interest in catTHIS Holdings Corp.

8. ACCOUNT PAYABLE

	As of December 31, 2025 (Audited)	As of December 31, 2024 (Audited)
Account payable	$285,200	$285,200
Total account payable	$285,200	$285,200

The account payable represents payable to a wholly owned subsidiary of a corporate shareholder which is trade in nature and subject to normal trade term.

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

9. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of	As of
	December 31, 2025 (Audited)	December 31, 2024 (Audited)
Other payables[1]	$81,507	$-
Accrued audit fees	13,600	30,682
Accrued professional fees	6,624	18,612
Accrued expenses[2]	5,019	27,750
Total payables and accrued liabilities	$106,750	$77,044

[1]	Other payables include amount owing to related parties for advances to the Company for its operations (refer Note 13).

[2]	Accrued expenses include compensation payable to our former directors and officers, amounting to $5,019 and $27,750 as of December 31, 2025 and 2024 respectively (refer Note 13).

10. INCOME TAXES

For the year ended December 31, 2025 and year ended December 31, 2024, the local (United States) and foreign components of profit/(loss) before income taxes were comprised of the following:

	For the year ended December 31, 2025	For the year ended December 31, 2024

Tax jurisdictions from:
- Local	$(56,516)	$(87,345)
- Foreign, representing
Labuan	26,832	(33,519)
Hong Kong	(7,240)	(30,104)
Malaysia	(2,417)	(5,958)
Loss before income tax	$(39,341)	$(156,926)

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The provision for income taxes consisted of the following:

	For the year ended December 31, 2025	For the year ended December 31, 2024

Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Malaysia and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of December 31, 2025, the operations in the United States of America incurred $687,817 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $550,253 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

11. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2025 and 2024:

Schedule of computation of net loss per share:	For the year ended December 31, 2025 (Audited)	For the year ended December 31, 2024 (Audited)
Net loss attributable to common shareholders	$(39,341)	$(156,926)

Weighted average common shares outstanding – Basic and diluted	92,551,864	111,420,677

Net loss per share – Basic and diluted (cent)#	$(0.00)	$(0.00)

#	For the year ended December 31, 2025 and 2024, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

12. RELATED PARTY BALANCES AND TRANSACTIONS

Accounts receivable from related parties (Refer Note 5):	As of December 31, 2025 (Audited)	As of December 31, 2024 (Audited)
Accounts receivable, net
- catTHIS Holdings Corp.[1] (net of allowance of $ 115,000 as of December 31, 2025 and December 31, 2024 respectively)	$-	$-
Total	$-	$-

The above related party receivables are trade in nature and subject to normal trade terms.

Other receivable from related parties (Refer Note 6):	As of December 31, 2025 (Audited)	As of December 31, 2024 (Audited)
Other receivable	$4,742	$1,848
	$4,742	$1,848

As of December 31, 2025, the other receivable represents proceed from disposal of the subsidiaries receivable from the former Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director, Mr, Chin Chee Seong.

Account payable due to related parties (Refer Note 8):	As of December 31, 2025 (Audited)	As of December 31, 2024 (Audited)

Account payable:
- GreenPro Financial Consulting Limited[4]	$285,200	$285,200

The above related party account payable is trade in nature and subject to normal trade terms.

Other payables due to related parties (Refer Note 9):

- AleeanPeace Group Holding Limited[5]	20,157	-
- Mr. Raymond Lee Siu Kuen[6]	40,205	-
- Mr. Gilbert Loke Che Chan[7]	15,393	-
- Mr. Chin Chee Seong (Former Director and Executive Officer, resigned on June 12, 2025)	10,271	15,000
- Mr. Tan See Meng (Former Director, resigned on June 12, 2025)	500	6,000
- Mr. Prabodh Kumar A/L Kantilal H. Sheth (Former Executive Officer, resigned on May 8, 2024)	-	1,250
- Mr. Cheah Kok Hoong (Former Director, resigned on June 12, 2025)	-	5,500
- Asia UBS Global Limited[3]	-	12,600
Total	$86,526	$40,350

The above other payables to former directors and executive officers represent salary and director fees payable and advances to the Company for its operations.

The above other payables to AleeanPeace Group Holding Limited, Mr. Raymond Lee Siu Kuen and Mr. Gilbert Loke Che Chan, represent advances to the Company for its operations.

The above other payable to Asia UBS Global Limited represent payables due for professional fees.

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
Investment in related parties:	December 31, 2025 (Audited)	December 31, 2024 (Audited)
AsiaFIN Holdings Corp [1]	1,015	1,015
JOCOM Holdings Corp.[2]	-	850
catTHIS Holdings Corp.[1]	1,900	1,900
Total	$2,915	$3,765

For the years ended December 31, 2025 and 2024, the Company has following transactions with related parties:

	For the year ended December 31, 2025 (Audited)	For the year ended December 31, 2024 (Audited)

Included in General and administrative are the following expenses to related parties:

Executives’ compensation:
- Mr. Chin Chee Seong (Former Director and Executive Officer, resigned on June 12, 2025)	$3,750	$15,000
- Mr. Tan See Meng (Former Director, resigned on June 12, 2025)	1,500	6,000
- Mr. Prabodh Kumar A/L Kantilal H. Sheth (former Executive Officer, resigned on May 8, 2024)	-	3,750
Total	$5,250	$24,750

Non-executive Directors’ compensation:
- Mr. Cheah Kok Hoong (Former Director, resigned on June 12, 2025)	$1,500	$6,000
Total	$1,500	6,000

Company secretary fees:
-Asia UBS Global Limited[3]	$-	$5,250
	$-	$5,250

Professional fees:
- Asia UBS Global Limited[3]	$-	$10,800

[1]	As of December 31, 2025, the Company owns 12.26% and 14.99% of interest in AsiaFIN Holdings Corp. and catTHIS Holdings Corp. respectively.

[2]	Divestment in JOCOM Holdings Corp. occurred on January 24, 2025 due to the management decision.

[3]	Asia UBS Global Limited is a subsidiary of GreenPro Capital Corp. (GRNQ). GRNQ through its wholly owned subsidiaries, owns 3.46% shareholding in the Company.

[4]	GreenPro Financial Consulting Limited is a subsidiary of GreenPro Capital Corp. (GRNQ). GRNQ through its wholly owned subsidiaries, owns 3.46% shareholding in the Company.

[5]	Common management team between the companies.

[6]	Mr. Raymond Lee Siu Kuen is the Chief Executive Officer of AleeanPeace Group Holding Limited.

[7]	Mr. Gilbert Loke Che Chan is one of the shareholders, owns 1.35% shareholding in the Company.

SEATECH VENTURES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

13. CONCENTRATIONS OF RISKS

(a) Major customers

For the years ended December 31, 2025 and 2024, the Company did not generate revenue.

(b) Major vendors

For the years ended December 31, 2025 and 2024, the Company did not have purchases.

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

(d) Liquidity risk

For the year ended December 31, 2025, the Company incurred a net loss of $39,341, suffered accumulated deficit of $1,093,176 and experienced negative cash flows from operating activities of $50,073. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

The Company had no inter-segment sales for the years presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography:

	For the year ended December 31, 2025
	United States	Malaysia	Hong Kong	Total

Revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Net loss	(56,516)	24,415	(7,240)	(39,341)

Total assets	$2,110	$3,370	$5,004	$10,484

	For the year ended December 31, 2024
	United States	Malaysia	Hong Kong	Total

Revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Net loss	(87,345)	(39,477)	(30,104)	(156,926)

Total assets	$1,310	$17,380	$881	$19,571

*Revenues and costs are attributed to countries based on the location of customers.

15. COMMITMENT AND CONTINGENCIES

As of December 31, 2024 and 2025, the Company did not have any capital commitments and contingencies.

16. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all subsequent events through the filing date of this Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2025, and events which occurred subsequently but were not recognized in the financial statements. During the year, there was no subsequent event that required recognition or disclosure.

