Form 10-Q
period 2026-03-31
SEATech Ventures Corp.
filed 2026-05-13
CIK 1763660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2026

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

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code +603 8408 1788

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock	SEAV	The OTC Market – OTCID

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2026
Common Stock, $.0001 par value	92,562,343

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2026 AND DECEMBER 31, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	As of March 31, 2026 (Unaudited)	As of December 31, 2025 (Audited)
ASSETS
CURRENT ASSETS
Accounts receivable, net	$-	$-
Deposits paid, prepayment and other receivables	1,312	7,104
Cash and cash equivalents	460	465
Total current assets	1,772	7,569

NON-CURRENT ASSETS
Investment in other companies	$2,915	$2,915
Total non-current assets	2,915	2,915

TOTAL ASSETS	$4,687	$10,484

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Account payable	$285,200	$285,200
Other payables and accrued liabilities	99,494	106,750
Total current liabilities	384,694	391,950

TOTAL LIABILITIES	$384,694	$391,950

STOCKHOLDERS’ DEFICIT
Preferred shares, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	$-	$-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 92,562,343 shares issued and outstanding as of March 31, 2026 and December 31, 2025 respectively	9,256	9,256
Additional paid-in capital	702,454	702,454
Accumulated deficit	$(1,091,717)	$(1,093,176)

TOTAL STOCKHOLDERS’ DEFICIT	$(380,007)	$(381,466)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,687	$10,484

See accompanying notes to the unaudited condensed consolidated financial statements.

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 and 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	For the period ended	For the period ended
	March 31, 2026	March 31, 2025
	(Unaudited)	(Unaudited)
REVENUE	$-	-

COST OF REVENUE	-	-

GROSS PROFIT	-	-

OTHER INCOME	4,279	40,624

GENERAL AND ADMINISTRATIVE EXPENSES	(2,818)	(31,674)

OTHER OPERATING EXPENSES	(2)	(1,533)

PROFIT BEFORE INCOME TAX	$1,459	$7,417

INCOME TAXES PROVISION	-	-

NET PROFIT	1,459	7,417

OTHER COMPREHENSIVE LOSS
Foreign exchange translation loss	-	(86)
COMPREHENSIVE PROFIT	$1,459	$7,331

Net profit per share- Basic and diluted	0.00	0.00

Weighted average number of common shares outstanding - Basic and diluted	92,562,343	92,562,343

See accompanying notes to the unaudited condensed consolidated financial statements.

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 and 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Three Months Ended March 31, 2026 (Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2025	92,562,343	$9,256	$702,454	$-	$(1,093,176)	$(381,466)
Net profit for the period	-	-	-	-	$1,459	1,459
Balance as of March 31, 2026	92,562,343	$9,256	$702,454	-	$(1,091,717)	$(380,007)

Three Months Ended March 31, 2025 (Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2024	92,519,843	$9,252	$659,958	$(548)	$(1,053,835)	$(385,173)
Foreign exchange translation gain	-	-	-	(86)	-	(86)
Issuance of Shares	42,500	4	42,496	-	-	42,500
Net profit for the period	-	-	-	-	$7,417	7,417
Balance as of March 31, 2025	92,562,343	$9,256	$702,454	(634)	$(1,046,418)	$(335,342)

See accompanying notes to the unaudited condensed consolidated financial statements.

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 and 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31, 2026 (Unaudited)	Three months ended March 31, 2025 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit	$1,459	$7,417
Adjustments to reconcile net profit to net cash used in operating activities:
Written off on the amount due to other payable	(4,279)	-
Gain on investment	-	(38,433)
Changes in operating assets and liabilities:
Deposits paid, prepayment and other receivables	1,050	775
Other payables and accrued liabilities	1,765	(15,584)
Net cash used in operating activities	$(5)	$(45,825)

CASH FLOWS FROM INVESTING ACTIVITY:
Investment in other companies	-	39,282
Net cash generated from investing activity	$-	$39,282

CASH FLOWS FROM FINANCING ACTIVITY:
Net cash generated from financing activity	$-	$-

Effect of exchange rate changes on cash and cash equivalents	-	(85)

Net change in cash and cash equivalents	(5)	(6,628)

Cash and cash equivalents, beginning of period	465	12,330
CASH AND CASH EQUIVALENTS, END OF PERIOD	$460	5,702

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

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

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements for SEATech Ventures Corp. and its subsidiaries for the three months ended March 31, 2026 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of SEATech Ventures Corp. and its wholly owned subsidiaries, SEATech Ventures Corp. and SEATech Ventures (HK) Limited. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted December 31 as its fiscal year end.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The Condensed Consolidated Balance Sheet information as of December 31, 2025 was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2026. These financial statements should be read in conjunction with that report.

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

Investments

Investments in equity securities

The Company accounts for its investments that represent less than 20% ownership, and for which the Company does not have the ability to exercise significant influence, using ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The Company measure investments in equity securities without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. Gains and losses on these securities are recognized in other income and expenses. At March 31, 2026, the Company had two investments in equity securities with carrying value of $2,915 (see Note 7).

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

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended March 31, 2026 the Company suffered an accumulated deficit of $1,091,717 and negative operating cash flow of $5. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

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

In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended March 31, 2026	As of and for the period ended March 31, 2025

Period-end RM : US$1 exchange rate	4.03	4.43
Period-average RM : US$1 exchange rate	3.97	4.44
Period-end HK$: US$1 exchange rate	7.84	7.78
Period-average HK$ : US$1 exchange rate	7.81	7.78

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

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

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

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

As of March 31, 2026 SEATech Ventures Corp. has an issued and outstanding common share of 92,562,343.

4. ACCOUNTS RECEIVABLE

	As of March 31, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Accounts receivable, gross	$115,000	$115,000
Allowance for expected credit loss	(115,000)	(115,000)
Accounts receivable, net	$-	$-

The movement in the allowance for expected credit loss for the period ended March 31, 2026 and year ended December 31, 2025 were as follows:

	As of March 31, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Balance at beginning of the period/year	$115,000	$115,000
Additions of allowance	-	-
Balance at end of the period/year	$115,000	$115,000

The accounts receivable represents receivable amount from companies where the Company owns equity interest, which are trade in nature and subject to normal trade term.

5. CASH AND CASH EQUIVALENTS

As of March 31, 2026, the Company recorded $460 of cash and cash equivalents which primarily consists of cash in bank.

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(Currency expressed in United States Dollars (“US$”), except for number of shares)

6. DEPOSITS PAID, PREPAYMENT AND OTHER RECEIVABLES

Deposits paid, prepayment and other receivables consisted of the following as of March 31, 2026 and December 31, 2025:

	As of	As of
	March 31, 2026 (Unaudited)	December 31, 2025 (Audited)
Deposits paid	$262	$262
Prepayments	1,050	2,100
Other receivables	-	4,742
Total deposits paid, prepayment and other receivables	$1,312	$7,104

As of December 31, 2025, the other receivable represents proceed from disposal of the subsidiaries receivable from the former Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director, Mr. Chin Chee Seong (refer Note 13).

On March 31, 2026, the Company waived the other receivable of $4,742 due from Mr. Chin Chee Seong related to the disposal of subsidiaries on October 28, 2025, as the Board determined collection costs would exceed the recovery value.

7. INVESTMENT IN OTHER COMPANIES

	As of March 31, 2026 (Unaudited)	As of December 31, 2025 (Audited)
AsiaFIN Holdings Corp. [1]	$1,015	$1,015
catTHIS Holdings Corp. [2]	1,900	1,900
Total investment in other companies	$2,915	$2,915

[1]	On December 24, 2019, the Company has invested in AsiaFIN Holdings Corp. during the private placement stage. AsiaFIN Holdings Corp is a company providing business technology solutions to its clients. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation services to AsiaFIN Holdings Corp. The investment in AsiaFIN Holdings Corp. is a strategic investment of the Company and the Company’s efforts on nurturing and providing collaborating and networking opportunities to ICT entrepreneurs across Asia. The investment is also aligning with the Company’s focus on the ICT industry. As of March 31, 2026, the Company acquired 12.26% interest in AsiaFIN Holdings Corp.

[2]	On August 30, 2021, the Company has invested in catTHIS Holdings Corp. during the private placement stage. catTHIS Holdings Corp. is a company that providing digital marketing service by using technologies such as mobile application known as “catTHIS App”. catTHIS App serve as a marketing tool which provides free digital catalog management platform that gives its users the ability to upload and share PDF catalogs anywhere and from any device. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation services to catTHIS Holdings Corp. The investment in catTHIS Holdings Corp. is a strategic investment of the Company. As of March 31, 2026, the Company acquired 14.99% interest in catTHIS Holdings Corp.

8. ACCOUNT PAYABLE

	As of March 31, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Account payable	$285,200	$285,200
Total account payable	$285,200	$285,200

The account payable represents payable to a wholly owned subsidiary of a corporate shareholder which is trade in nature and subject to normal trade term.

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

9. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Other payables[1]	$87,879	$81,507
Accrued audit fees	-	13,600
Accrued professional fees	11,615	6,624
Accrued expenses[2]	-	5,019
Total payables and accrued liabilities	$99,494	$106,750

[1]	Other payables include amount owing to related parties for advances to the Company for its operations (refer Note 13).

[2]	Accrued expenses include compensation payable to our former directors and officers, amounting to $0 and $5,019 as of March 31, 2026 and December 31, 2025 respectively (refer Note 13).

10. INCOME TAXES

For the three months ended March 31, 2026 and 2025, the local (United States) and foreign components of (loss)/profit before income taxes were comprised of the following:

	Three months ended March 31, 2026 (Unaudited)	Three months ended March 31, 2025 (Unaudited)
Tax jurisdictions from:
Local	$(1,914)	$(13,118)
Foreign, representing
- Labuan	(5)	25,914
- Hong Kong	$3,378	$(5,438)
- Malaysia	-	59
Profit before income tax	$1,459	$7,417

The provision for income taxes consisted of the following:

	For the period ended March 31, 2026 (Unaudited)	For the period ended March 31, 2025 (Unaudited)
Current:
- Local	-	-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Labuan and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of March 31, 2026, the operations in the United States of America incurred $689,731 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $551,785 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Labuan

Under the current laws of the Labuan, SEATech Ventures Corp is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit.

Hong Kong

SEATech Ventures (HK) Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

Malaysia

The former subsidiaries, SEATech CVC Sdn. Bhd. and SEATech Ventures Sdn. Bhd are subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range from 15% to 24% on its assessable income.

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

11. NET PROFIT PER SHARE

Basic net profit per share is computed using the weighted average number of common shares outstanding during the period. The following table sets forth the computation of basic and diluted net profit per share for the period ended March 31, 2026 and 2025:

Schedule of computation of net profit per share:	For the period ended March 31, 2026 (Unaudited)	For the period ended March 31, 2025 (Unaudited)
Net profit attributable to common shareholders	$1,459	$7,417

Weighted average common shares outstanding – Basic and diluted	92,562,343	92,562,343

Net profit per share – Basic and diluted#	$0.00	$0.00

#	For the period ended March 31, 2026 and 2025, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, as the Company had no instruments outstanding that could potentially dilute earnings per share in the future.

12. COMMITMENTS AND CONTINGENCIES

As of March 31, 2026, the Company has no commitments or contingencies involved.

13. RELATED PARTY BALANCES AND TRANSACTIONS

Accounts receivable from related parties (Refer Note 4):	As of March 31, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Accounts receivable, net
- catTHIS Holdings Corp.[1] (net of allowance of $ 115,000 as of March 31, 2026 and December 31, 2025)	$-	$-
Total	$-	$-

The above related party receivables are trade in nature and subject to normal trade terms.

Other receivable from related parties (Refer Note 6):	As of March 31, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Other receivable	$-	$4,742
	$-	$4,742

As of December 31, 2025, the other receivable represents proceed from disposal of the subsidiaries receivable from the former Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director, Mr. Chin Chee Seong.

On March 31, 2026, the Company waived the other receivable of $4,742 due from Mr. Chin Chee Seong related to the disposal of subsidiaries on October 28, 2025, as the Board determined collection costs would exceed the recovery value.

Account payable due to a related party (Refer Note 8):	As of March 31, 2026 (Unaudited)	As of December 31, 2025 (Audited)

Due to a related party:
- GreenPro Financial Consulting Limited[2]	$285,200	$285,200

The above due to a related party is trade in nature and subject to normal trade terms.

Other payables due to related parties (Refer Note 9):

- AleeanPeace Group Holding Limited[3]	31,657	20,157
- Mr. Raymond Lee Siu Kuen[4]	40,829	40,205
- Mr. Gilbert Loke Che Chan[5]	15,393	15,393
- Mr. Chin Chee Seong (Former Director and Executive Officer, resigned on June 12, 2025)	-	10,271
- Mr. Tan See Meng (Former Director, resigned on June 12, 2025)	-	500
Total	$87,879	$86,526

The above other payables to former directors and executive officers represent salary and director fees payable and advances to the Company for its operations.

The above other payables to AleeanPeace Group Holding Limited, Mr. Raymond Lee Siu Kuen and Mr. Gilbert Loke Che Chan, represent advances to the Company for its operations.

	As of	As of
Investment in related parties:	March 31, 2026 (Unaudited)	December 31, 2025 (Audited)
AsiaFIN Holdings Corp [1]	1,015	1,015
catTHIS Holdings Corp.[1]	1,900	1,900
Total	$2,915	$2,915

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

For the period ended March 31, 2026 and 2025, the Company has following transactions with related parties:

	For the period ended March 31, 2026 (Unaudited)	For the period ended March 31, 2025 (Unaudited)
Included in General and administrative are the following expenses to related parties:

Executives’ compensation:
- Mr. Chin Chee Seong (Former Director and Executive Officer, resigned on June 12, 2025)	$-	$3,750
- Mr. Tan See Meng (Former Director, resigned on June 12, 2025)	-	1,500
Total	$-	$5,250

Non-executive Directors’ compensation:
- Mr. Cheah Kok Hoong (Former Director, resigned on June 12, 2025	-	1,500
Total	$-	1,500

Company secretary fees:
-Asia UBS Global Limited[6]	$-	$3,000

Professional fees:
- Asia UBS Global Limited[6]	$-	$2,200

[1]	As of March 31, 2026, the Company owns 12.26%, and 14.99% of interest in AsiaFIN Holdings Corp. and catTHIS Holdings Corp. respectively.

[2]	GreenPro Financial Consulting Limited is a subsidiary of GreenPro Capital Corp. (GRNQ). GRNQ through its wholly owned subsidiaries, owns 3.46% shareholding in the Company.

[3]	Common management team between the companies.

[4]	Mr. Raymond Lee Siu Kuen is the Chief Executive Officer of AleeanPeace Group Holding Limited.

[5]	Mr. Gilbert Loke Che Chan is one of the shareholders, owns 1.35% shareholding in the Company.

[6]	Asia UBS Global Limited is a subsidiary of GreenPro Capital Corp. (GRNQ). GRNQ through its wholly owned subsidiaries, owns 3.46% shareholding in the Company.

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

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography:

	For the period ended March 31, 2026
	United States	Malaysia	Hong Kong	Total

Revenues	$-	$-	$-	$-
Cost of revenues	$-	$-	$-	$-
Net (loss)/profit	$(1,914)	$(5)	$3,378	$1,459

Total assets	$1,060	$3,365	$262	$4,687

	For the period ended March 31, 2025
	United States	Malaysia	Hong Kong	Total

Revenues	$-	$-	$-	$-
Cost of revenues	$-	$-	$-	$-
Net (loss)/profit	$(13,118)	$25,973	$(5,438)	$7,417

Total assets	$630	$7,064	$3,624	$11,318

*Revenue and costs are attributed to countries based on the location of customers.

16. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2026, up through the date the Company issued the unaudited condensed consolidated financial statements and determined that there are no further significant subsequent items which are required to be disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission on April 16, 2026 (the “Form 10-K”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

3

Results of Operation

For the three months ended March 31, 2026 and 2025

Revenue

The Company did not generate revenue for the three months ended March 31, 2026 and 2025.

Cost of Revenue and Gross Margin

For the three months ended March 31, 2026 and 2025, the Company did not incur any cost of revenue and did not generate gross profit for the three months ended March 31, 2026 and 2025 respectively.

General and administrative expenses

For the three months ended March 31, 2026 and 2025, we had general and administrative expenses in the amount of $2,818 and $31,674 respectively, which were primarily comprised of salary, professional fee, compliance fee, office and operation expenses. The decrease of general and administrative expenses for the three months ended March 31, 2026 was primarily attributable to the reduced personnel costs and office and operation expenses for due to resignation of directors and officers, lesser professional fees.

Net Profit

For the three months ended March 31, 2026 and 2025, the Company has generated a net profit of $1,459 and $7,417 respectively. The decrease in net profit during three months ended March 31, 2026 was due to large income recognized from the profit on sale of investment of $38,433 for the three months ended March 31, 2025 which did not occur during the three months ended March 31, 2026.

4

Liquidity and Capital Resources

As of March 31, 2026 and 2025, we had cash and cash equivalents of $460 and $5,702 respectively. We expect increased levels of operating activities going forward will result in more significant cash flows.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations.

Cash Used In Operating Activities

For the three months ended March 31, 2026 and 2025, net cash used in operating activities were $5 and $45,825 respectively. The decrease was mainly due to the reduced costs and office and operation expenses for the three months ended March 31, 2026.

Cash Generated From Investing Activity

For the three months ended March 31, 2026 and 2025, the net cash generated from investing activity were $0 and $39,282. The investing cash flow performance primarily reflects the proceeds from the disposal of 8,500,000 shares of JOCOM Holdings Corp. to an unrelated third party for the three months ended March 31, 2025.

Cash Generated From Financing Activity

For the three months ended March 31, 2026 and 2025, net cash generated from financing activity were $0 and $0.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2026.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2026. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2026, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SEATech Ventures Corp.
(Name of Registrant)

Date: May 13, 2026	By:	/s/ LEE MARCUS SHERRAY
	Title:	Chief Executive Officer, President, Director

Date: May 13, 2026	By:	/s/ LOKE SEBASTIAN MUN FOO
	Title:	Chief Financial Officer, Treasurer, Secretary

9