Form 10-Q
period 2026-06-30
AleeanPeace Group Holdings Ltd
filed 2026-08-14
CIK 1763660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 333-230479

ALEEANPEACE GROUP HOLDINGS LIMITED

 (formerly SEATech Ventures Corp.)

(Exact name of registrant issuer as specified in its charter)

Nevada	61-1882326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 310, 3/F, New East Ocean Centre,

9 Science Museum Road, Kowloon, Hong Kong

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code +852 2151 2618

SEATech Ventures Corp.

11-05 & 11-06, Tower A, Avenue 3 Vertical Business Suite,

Jalan Kerinchi, Bangsar South, 59200 Kuala Lumpur, Malaysia.

(Former name or former address, if changed since last report)

+603 8408 1788

(Former telephone number, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock	APGH (formerly SEAV)	The OTC Market – OTCID

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2026
Common Stock, $.0001 par value	92,562,343

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2026 AND DECEMBER 31, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	As of June 30, 2026 (Unaudited)	As of December 31, 2025 (Audited)
ASSETS
CURRENT ASSETS
Accounts receivable, net	$-	$-
Deposits paid, prepayment and other receivables	8,302	7,104
Cash and cash equivalents	447	465
Total current assets	8,749	7,569

NON-CURRENT ASSETS
Investment in other companies	$2,915	$2,915
Total non-current assets	2,915	2,915

TOTAL ASSETS	$11,664	$10,484

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Account payable	$285,200	$285,200
Other payables and accrued liabilities	115,518	106,750
Total current liabilities	400,718	391,950

TOTAL LIABILITIES	$400,718	$391,950

STOCKHOLDERS’ DEFICIT
Preferred shares, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	$-	$-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 92,562,343 shares issued and outstanding as of June 30, 2026 and December 31, 2025 respectively	9,256	9,256
Additional paid-in capital	702,454	702,454
Accumulated deficit	$(1,100,764)	$(1,093,176)

TOTAL STOCKHOLDERS’ DEFICIT	$(389,054)	$(381,466)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,664	$10,484

See accompanying notes to the unaudited condensed consolidated financial statements.

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2026 and 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	$-	-	$-	-

COST OF REVENUE	-	-	-	-

GROSS PROFIT	-	-	-	-

OTHER INCOME	-	-	4,279	38,358

GENERAL AND ADMINISTRATIVE EXPENSES	(9,046)	(17,721)	(11,864)	(48,180)

OTHER OPERATING EXPENSES	(1)	(4,639)	(3)	(4,369)

LOSS BEFORE INCOME TAX	$(9,047)	$(22,360)	$(7,588)	$(14,191)

INCOME TAXES PROVISION	-	-	-	-

NET LOSS	(9,047)	(22,360)	(7,588)	(14,191)

OTHER COMPREHENSIVE LOSS
Foreign exchange translation (loss)/gain	-	(325)	-	3,036
COMPREHENSIVE LOSS	$(9,047)	$(22,685)	$(7,588)	$(11,155)

Net loss per share- Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding - Basic and diluted	92,562,343	92,562,343	92,562,343	92,562,343

See accompanying notes to the unaudited condensed consolidated financial statements.

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2026 and 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Six Months Ended June 30, 2026 (Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2025	92,562,343	$9,256	$702,454	$-	$(1,093,176)	$(381,466)
Net loss for the period	-	-	-	-	$(7,588)	(7,588)
Balance as of June 30, 2026	92,562,343	$9,256	$702,454	-	$(1,100,764)	$(389,054)

Six Months Ended June 30, 2025 (Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE (LOSS)/INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2024	92,519,843	$9,252	$659,958	$(548)	$(1,053,835)	$(385,173)
Foreign exchange translation gain	-	-	-	$3,036	-	$3,036
Issuance of Shares	42,500	$4	$42,496	-	-	$42,500
Net loss for the period	-	-	-	-	$(14,191)	$(14,191)
Balance as of June 30, 2025	92,562,343	$9,256	$702,454	$2,488	$(1,068,026)	$(353,828)

See accompanying notes to the unaudited condensed consolidated financial statements.

SEATECH VENTURES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 and 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended June 30, 2026 (Unaudited)	Six months ended June 30, 2025 (Unaudited)

CASH FLOWS FOR OPERATING ACTIVITIES:
Net loss	$(7,588)	$(14,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Written off on the amount due to other payable	(4,279)	-
Gain on disposal of investment	-	(38,433)
Changes in operating assets and liabilities:
Deposits paid, prepayment and other receivables	(5,940)	(520)
Amount due to a related party	-	15,393
Other payables and accrued liabilities	17,789	(10,690)
Net cash used in operating activities	$(18)	$(48,441)

CASH FLOWS FROM INVESTING ACTIVITY:
Proceeds from disposal of investment	-	40,583
Net cash generated from investing activity	$-	$40,583

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares	-	42,500
Share subscription received in advance	-	(42,500)
Net cash provided by financing activities	$-	$-

Effect of exchange rate changes on cash and cash equivalents	-	436

Net change in cash and cash equivalents	(18)	(7,422)

Cash and cash equivalents, beginning of period	465	12,330
CASH AND CASH EQUIVALENTS, END OF PERIOD	$447	4,908

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

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

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements for SEATech Ventures Corp. and its subsidiaries for the six months ended June 30, 2026 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of SEATech Ventures Corp. and its wholly owned subsidiaries, SEATech Ventures Corp. and SEATech Ventures (HK) Limited. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted December 31 as its fiscal year end.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The Condensed Consolidated Balance Sheet information as of December 31, 2025 was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2026. These financial statements should be read in conjunction with that report.

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

Investments

Investments in equity securities

The Company accounts for its investments that represent less than 20% ownership, and for which the Company does not have the ability to exercise significant influence, using ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The Company measure investments in equity securities without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. Gains and losses on these securities are recognized in other income and expenses. At June 30, 2026, the Company had two investments in equity securities with carrying value of $2,915 (see Note 7).

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

FOR THE SIX MONTHS ENDED JUNE 30, 2026

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended June 30, 2026 the Company incurred a net loss of $7,588, had an accumulated deficit of $1,100,764 and experienced negative operating cash flow of $18. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2026

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

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended June 30, 2026	As of and for the period ended June 30, 2025

Period-end RM : US$1 exchange rate	4.07	4.21
Period-average RM : US$1 exchange rate	3.98	4.26
Period-end HK$ : US$1 exchange rate	7.84	7.85
Period-average HK$ : US$1 exchange rate	7.82	7.82

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

FOR THE SIX MONTHS ENDED JUNE 30, 2026

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

FOR THE SIX MONTHS ENDED JUNE 30, 2026

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

As of June 30, 2026 SEATech Ventures Corp. has an issued and outstanding common share of 92,562,343.

4. ACCOUNTS RECEIVABLE

	As of June 30, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Accounts receivable, gross	$115,000	$115,000
Allowance for expected credit loss	(115,000)	(115,000)
Accounts receivable, net	$-	$-

The movement in the allowance for expected credit loss for the period ended June 30, 2026 and year ended December 31, 2025 were as follows:

	As of June 30, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Balance at beginning of the period/year	$115,000	$115,000
Additions of allowance	-	-
Balance at end of the period/year	$115,000	$115,000

The accounts receivable represents receivable amount from companies where the Company owns equity interest, which are trade in nature and subject to normal trade term.

5. CASH AND CASH EQUIVALENTS

As of June 30, 2026, the Company recorded $447 of cash and cash equivalents which primarily consists of cash in bank.

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

6. DEPOSITS PAID, PREPAYMENT AND OTHER RECEIVABLES

Deposits paid, prepayment and other receivables consisted of the following as of June 30, 2026 and December 31, 2025:

	As of	As of
	June 30, 2026 (Unaudited)	December 31, 2025 (Audited)
Deposits paid	$262	$262
Prepayments	8,040	2,100
Other receivables	-	4,742
Total deposits paid, prepayment and other receivables	$8,302	$7,104

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

7. INVESTMENT IN OTHER COMPANIES

	As of June 30, 2026 (Unaudited)	As of December 31, 2025 (Audited)
AsiaFIN Holdings Corp. [1]	$1,015	$1,015
catTHIS Holdings Corp. [2]	1,900	1,900
Total investment in other companies	$2,915	$2,915

[1]	On December 24, 2019, the Company has invested in AsiaFIN Holdings Corp. during the private placement stage. AsiaFIN Holdings Corp is a company providing business technology solutions to its clients. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation services to AsiaFIN Holdings Corp. The investment in AsiaFIN Holdings Corp. is a strategic investment of the Company and the Company’s efforts on nurturing and providing collaborating and networking opportunities to ICT entrepreneurs across Asia. The investment is also aligning with the Company’s focus on the ICT industry. As of June 30, 2026, the Company acquired 12.26% interest in AsiaFIN Holdings Corp.

[2]	On August 30, 2021, the Company has invested in catTHIS Holdings Corp. during the private placement stage. catTHIS Holdings Corp. is a company that providing digital marketing service by using technologies such as mobile application known as “catTHIS App”. catTHIS App serve as a marketing tool which provides free digital catalog management platform that gives its users the ability to upload and share PDF catalogs anywhere and from any device. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation services to catTHIS Holdings Corp. The investment in catTHIS Holdings Corp. is a strategic investment of the Company. As of June 30, 2026, the Company acquired 14.99% interest in catTHIS Holdings Corp.

8. ACCOUNT PAYABLE

	As of June 30, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Account payable	$285,200	$285,200
Total account payable	$285,200	$285,200

The account payable represents payable to a wholly owned subsidiary of a corporate shareholder which is trade in nature and subject to normal trade term.

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

9. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Other payables[1]	$110,094	$81,507
Accrued audit fees	-	13,600
Accrued professional fees	5,424	6,624
Accrued expenses[2]	-	5,019
Total payables and accrued liabilities	$115,518	$106,750

[1]	Other payables include amount owing to related parties for advances to the Company for its operations (refer Note 13).

[2]	Accrued expenses include compensation payable to our former directors and officers, amounting to $0 and $5,019 as of June 30, 2026 and December 31, 2025 respectively (refer Note 13).

10. INCOME TAXES

For the six months ended June 30, 2026 and 2025, the local (United States) and foreign components of (loss)/profit before income taxes were comprised of the following:

	Six months ended June 30, 2026 (Unaudited)	Six months ended June 30, 2025 (Unaudited)
Tax jurisdictions from:
Local	$(10,881)	$(30,524)
Foreign, representing
- Labuan	(85)	23,186)
- Hong Kong	$3,378	$(5,637)
- Malaysia	-	(1,216)
Loss before income tax	$(7,588)	$(14,191)

The provision for income taxes consisted of the following:

	For the period ended June 30, 2026 (Unaudited)	For the period ended June 30, 2025 (Unaudited)
Current:
- Local	-	-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Labuan and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of June 30, 2026, the operations in the United States of America incurred $698,698 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $558,958 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

11. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. The following table sets forth the computation of basic and diluted net loss per share for the period ended June 30, 2026 and 2025:

Schedule of computation of net loss per share:	For the period ended June 30, 2026 (Unaudited)	For the period ended June 30, 2025 (Unaudited)
Net loss attributable to common shareholders	$(7,588)	$(14,191)

Weighted average common shares outstanding – Basic and diluted	92,562,343	92,562,343

Net loss per share – Basic and diluted#	$(0.00)	$(0.00)

#	For the period ended June 30, 2026 and 2025, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, as the Company had no instruments outstanding that could potentially dilute earnings per share in the future.

12. COMMITMENTS AND CONTINGENCIES

As of June 30, 2026, the Company has no commitments or contingencies involved.

13. RELATED PARTY BALANCES AND TRANSACTIONS

Accounts receivable from related parties (Refer Note 4):	As of June 30, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Accounts receivable, net
- catTHIS Holdings Corp.[1] (net of allowance of $ 115,000 as of June 30, 2026 and December 31, 2025)	$-	$-
Total	$-	$-

The above related party receivables are trade in nature and subject to normal trade terms.

Other receivable from related parties (Refer Note 6):	As of June 30, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Other receivable	$-	$4,742
	$-	$4,742

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

Account payable due to a related party (Refer Note 8):	As of June 30, 2026 (Unaudited)	As of December 31, 2025 (Audited)

Due to a related party:
- GreenPro Financial Consulting Limited[2]	$285,200	$285,200

The above due to a related party is trade in nature and subject to normal trade terms.

Other payables due to related parties (Refer Note 9):

- AleeanPeace Group Holding Limited[3]	49,727	20,157
- Mr. Raymond Lee Siu Kuen[4]	41,928	40,205
- Mr. Gilbert Loke Che Chan[5]	18,414	15,393
- Mr. Chin Chee Seong (Former Director and Executive Officer, resigned on June 12, 2025)	-	10,271
- Mr. Tan See Meng (Former Director, resigned on June 12, 2025)	-	500
Total	$110,069	$86,526

The above other payables to former directors and executive officers represent salary and director fees payable and advances to the Company for its operations.

SEATECH VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

The above other payables to AleeanPeace Group Holding Limited, Mr. Raymond Lee Siu Kuen and Mr. Gilbert Loke Che Chan, represent advances to the Company for its operations.

	As of	As of
Investment in related parties:	June 30, 2026 (Unaudited)	December 31, 2025 (Audited)
AsiaFIN Holdings Corp [1]	1,015	1,015
catTHIS Holdings Corp.[1]	1,900	1,900
Total	$2,915	$2,915

For the period ended June 30, 2026 and 2025, the Company has following transactions with related parties:

	For the period ended June 30, 2026 (Unaudited)	For the period ended June 30, 2025 (Unaudited)
Included in General and administrative are the following expenses to related parties:

Executives’ compensation:
- Mr. Chin Chee Seong (Former Director and Executive Officer, resigned on June 12, 2025)	$-	$3,750
- Mr. Tan See Meng (Former Director, resigned on June 12, 2025)	-	1,500
Total	$-	$5,250

Non-executive Directors’ compensation:
- Mr. Cheah Kok Hoong (Former Director, resigned on June 12, 2025	-	1,500
Total	$-	1,500

Company secretary fees:
-Asia UBS Global Limited[6]	$-	$3,000

Professional fees:
- Asia UBS Global Limited[6]	$-	$2,200

[1]	As of June 30, 2026, the Company owns 12.26%, and 14.99% of interest in AsiaFIN Holdings Corp. and catTHIS Holdings Corp. respectively.

[2]	GreenPro Financial Consulting Limited is a subsidiary of GreenPro Capital Corp. (GRNQ). GRNQ through its wholly owned subsidiaries, owns 3.46% shareholding in the Company.

[3]	Common management team between the companies.

[4]	Mr. Raymond Lee Siu Kuen is the Chief Executive Officer of AleeanPeace Group Holding Limited.

[5]	Mr. Gilbert Loke Che Chan is one of the shareholders, owns 1.35% shareholding in the Company.

[6]	Asia UBS Global Limited is a subsidiary of GreenPro Capital Corp. (GRNQ). GRNQ through its wholly owned subsidiaries, owns 3.46% shareholding in the Company.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2026

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography:

	For the period ended June 30, 2026
	United States	Malaysia	Hong Kong	Total

Revenues	$-	$-	$-	$-
Cost of revenues	$-	$-	$-	$-
Net (loss)/profit	$(10,881)	$(85)	$3,378	$(7,588)

Total assets	$8,050	$3,352	$262	$11,664

	For the period ended June 30, 2025
	United States	Malaysia	Hong Kong	Total

Revenues	$-	$-	$-	$-
Cost of revenues	$-	$-	$-	$-
Net (loss)/profit	$(30,524)	$21,970	$(5,637)	$(14,191)

Total assets	$530	$9,495	$528	$10,553

*	Revenue and costs are attributed to countries based on the location of customers.

16. SUBSEQUENT EVENTS

To better reflect the nature of the Company’s new business direction, the Company name was changed to AleeanPeace Group Holdings Limited on July 13, 2026. The Company’s common stock commenced trading under the corporate name, AleeanPeace Group Holdings Limited and the trading symbol APGH, effective at the opening of trading on August 4, 2026.

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

Company Overview

AleeanPeace Group Holdings Limited (the Company) operates as a holding company, conducting its business operations and strategic initiatives through its operating subsidiaries. The Company currently executing a strategic transition period to realign and expand its business operations and corporate focus. While continuing to support certain foundational operations—including corporate development advisory services—the Company is actively broadening its operational scope. As part of this strategic evolution, the Company is exploring and positioning itself to pursue one-stop multi-family office services and financial solutions provider. The Company is dedicated to providing tailored wealth succession, asset management advisory, corporate advisory, financial training and family governance solutions to high-net-worth individuals, families, and diverse clientele mainly in Hong Kong and Southeast Asia.

Historically, the Company has engaged in providing business mentoring services, nurturing and incubation services relating to client businesses, corporate development advisory services to entrepreneurs in the broader technology industry, and security token offering (STO) advisory services for digital/physical asset-backed companies. Following changes in corporate leadership and strategic vision, the Company has phased out these legacy activities as its primary business focus and is currently realigning its operations around comprehensive wealth management, corporate secretarial, accounting, tax, trust, and family office advisory services targeted at high-net-worth individuals, families, and corporate clients.

At present, our physical office is in Unit 310, 3/F, New East Ocean Centre, 9 Science Museum Road, Kowloon, Hong Kong. Through our business development and expansion, our planned advisory service suite includes:

1.	Wealth Succession & Family Governance: Tailored asset protection, family wealth preservation, and multi-generational succession structuring.
2.	Asset & Family Funds Management: Strategic deployment and stewardship of client capital under rigorous risk-management frameworks.
3.	Corporate & Administrative Solutions: One-stop corporate secretarial, accounting, auditing, taxation, and corporate advisory services (including governance, structuring, and IPO advisory).
4.	Financial Training, Mentoring & Education: Specialized training and mentorship programs designed to empower clients and business owners.

The Company has evaluated legacy operations (including historical ICT mentorship and Labuan digital asset advisory initiatives) and determined to reallocate corporate resources entirely toward wealth management and family office services. While legacy frameworks remain permissible under our corporate charter, they no longer represent our core business model or revenue strategy. Our primary operational and financial resources are now fully dedicated to scaling our comprehensive multi-family office ecosystem and financial solutions.

The strategic transition of our business focus is subject to significant business, economic, regulatory, and competitive uncertainties. There can be no assurance that our strategic pivot will be successfully implemented, that our new focus areas will generate anticipated revenues or operations, or that regulatory frameworks governing digital assets and STOs will remain favorable or permit our planned activities. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Results of Operation

For the three months and six months ended June 30, 2026 and 2025

Revenue

The Company did not generate revenue for the three months and six months ended June 30, 2026 and 2025.

Cost of Revenue and Gross Margin

For the three months and six months ended June 30, 2026 and 2025, the Company did not incur any cost of revenue and did not generate gross profit for the three months and six months ended June 30, 2026 and 2025 respectively.

General and administrative expenses

For the three months and six months ended June 30, 2026, we had general and administrative expenses in the amount of $9,046 and $11,864 respectively, while for the three months and six months ended June 30, 2025, we had general and administrative expenses in the amount of $17,721 and $48,180 respectively, which were primarily comprised of salary, professional fee, compliance fee, office and operation expenses. The decrease of general and administrative expenses was primarily attributable to the reduced personnel costs and office and operation expenses due to resignation of directors and officers, lesser professional fees.

Net Loss

For the three months and six months ended June 30, 2026, the Company has incurred a net loss of $9,047 and $7,588 respectively. For the three months and six months ended June 30, 2025, the Company has incurred a net loss of $22,360 and $14,191 respectively. The decrease in net loss during the three months and six months ended June 30, 2026 was mainly due to the decrease of general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2026 and 2025, we had cash and cash equivalents of $447 and $4,908 respectively. We expect increased levels of operating activities going forward will result in more significant cash flows.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations.

Cash Used In Operating Activities

For the six months ended June 30, 2026 and 2025, net cash used in operating activities were $18 and $48,441 respectively. The decrease was mainly due to the reduced costs and office and operation expenses for the six months ended June 30, 2026.

Cash Generated From Investing Activity

For the six months ended June 30, 2026 and 2025, the net cash generated from investing activity were $0 and $40,583. The investing cash flow performance primarily reflects the proceeds from the disposal of 8,500,000 shares of JOCOM Holdings Corp. to an unrelated third party for the six months ended June 30, 2025.

Cash Generated From Financing Activities

For the six months ended June 30, 2026 and 2025, net cash generated from financing activities were $0 and $0.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2026.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2026. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2026, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ALEEANPEACE GROUP HOLDINGS LIMITED
(Name of Registrant)

Date: August 14, 2026	By:	/s/ LEE MARCUS SHERRAY
	Title:	Chief Executive Officer, President, Director

Date: August 14, 2026	By:	/s/ LOKE SEBASTIAN MUN FOO
	Title:	Chief Financial Officer, Treasurer, Secretary

