Form 10-Q
period 2026-09-30
AleeanPeace Group Holdings Ltd
filed 2026-11-10
CIK 1763660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2026

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2026
Common Stock, $.0001 par value	92,562,343

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:	F-1
	Condensed Consolidated Balance Sheets as of September 30, 2026 (unaudited) and December 31, 2025 (audited)	F-2
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Nine Months Ended September 30, 2026 and 2025 (unaudited)	F-3
	Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the Nine Months Ended September 30, 2026 and 2025 (unaudited)	F-4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025 (unaudited)	F-5
	Notes to the Unaudited Condensed Consolidated Financial Statements	F-6 - F-16
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3-4
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	5
ITEM 4.	CONTROLS AND PROCEDURES	5
PART II	OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	6
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	6
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	6
ITEM 4	MINE SAFETY DISCLOSURES	6
ITEM 5	OTHER INFORMATION	6
ITEM 6	EXHIBITS	7
	SIGNATURES	8

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

ALEEANPEACE GROUP HOLDINGS LIMITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2026 (unaudited) and December 31, 2025 (audited)	F-2
Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Nine Months Ended September 30, 2026 and 2025 (unaudited)	F-3
Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the Nine Months Ended September 30, 2026 and 2025 (unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025 (unaudited)	F-5
Notes to the Unaudited Condensed Consolidated Financial Statements	F-6 - F-16

ALEEANPEACE GROUP HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2026 AND DECEMBER 31, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	As of September 30, 2026 (Unaudited)	As of December 31, 2025 (Audited)
ASSETS
CURRENT ASSETS
Accounts receivable, net	$-	$-
Deposits paid, prepayment and other receivables	22,567	7,104
Cash and cash equivalents	444	465
Total current assets	23,011	7,569

NON-CURRENT ASSETS
Investment in other companies	$2,915	$2,915
Total non-current assets	2,915	2,915

TOTAL ASSETS	$25,926	$10,484

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Account payable	$285,200	$285,200
Other payables and accrued liabilities	149,043	106,750
Amount due to director	2,504	-
Total current liabilities	436,747	391,950

TOTAL LIABILITIES	$436,747	$391,950

STOCKHOLDERS’ DEFICIT
Preferred shares, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	$-	$-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 92,562,343 shares issued and outstanding as of September 30, 2026 and December 31, 2025 respectively	9,256	9,256
Additional paid-in capital	702,454	702,454
Accumulated deficit	$(1,122,531)	$(1,093,176)

TOTAL STOCKHOLDERS’ DEFICIT	$(410,821)	$(381,466)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$25,926	$10,484

See accompanying notes to the unaudited condensed consolidated financial statements.

ALEEANPEACE GROUP HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2026 and 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	$-	-	$-	-

COST OF REVENUE	-	-	-	-

GROSS PROFIT	-	-	-	-

OTHER INCOME	-	75	4,279	38,433

GENERAL AND ADMINISTRATIVE EXPENSES	(21,767)	(18,806)	(33,631)	(66,986)

OTHER OPERATING EXPENSES	-	2,190	(3)	(2,179)

LOSS BEFORE INCOME TAX	$(21,767)	$(16,541)	$(29,355)	$(30,732)

INCOME TAXES PROVISION	-	-	-	-

NET LOSS	(21,767)	(16,541)	(29,355)	(30,732)

OTHER COMPREHENSIVE LOSS
Foreign exchange translation (loss)/gain	-	(859)	-	2,177
COMPREHENSIVE LOSS	$(21,767)	$(17,400)	$(29,355)	$(28,555)

Net loss per share- Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding - Basic and diluted	92,562,343	92,562,343	92,562,343	92,562,343

See accompanying notes to the unaudited condensed consolidated financial statements.

ALEEANPEACE GROUP HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 and 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Nine Months Ended September 30, 2026 (Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2025	92,562,343	$9,256	$702,454	$-	$(1,093,176)	$(381,466)
Net loss for the period	-	-	-	-	$(29,355)	(29,355)
Balance as of September 30, 2026	92,562,343	$9,256	$702,454	-	$(1,122,531)	$(410,821)

Nine Months Ended September 30, 2025 (Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE (LOSS)/INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2024	92,519,843	$9,252	$659,958	$(548)	$(1,053,835)	$(385,173)
Foreign exchange translation gain	-	-	-	$2,177	-	$2,177
Issuance of Shares	42,500	$4	$42,496	-	-	$42,500
Net loss for the period	-	-	-	-	$(30,732)	$(30,732)
Balance as of September 30, 2025	92,562,343	$9,256	$702,454	$1,629	$(1,084,567)	$(371,228)

See accompanying notes to the unaudited condensed consolidated financial statements.

ALEEANPEACE GROUP HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 and 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended September 30, 2026 (Unaudited)	Nine months ended September 30, 2025 (Unaudited)

CASH FLOWS FOR OPERATING ACTIVITIES:
Net loss	$(29,355)	$(30,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Written off on the amount due to other payable	(4,279)	-
Gain on disposal of investment	-	(38,433)
Changes in operating assets and liabilities:
Deposits paid, prepayment and other receivables	(20,205)	780
Amount due to a related party	-	15,393
Other payables and accrued liabilities	51,314	5,739
Amount due to director	2,504	-
Net cash used in operating activities	$(21)	$(47,253)

CASH FLOWS FROM INVESTING ACTIVITY:
Proceeds from disposal of investment	-	39,283
Net cash generated from investing activity	$-	$39,283

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares	-	42,500
Share subscription received in advance	-	(42,500)
Net cash provided by financing activities	$-	$-

Effect of exchange rate changes on cash and cash equivalents	-	397

Net change in cash and cash equivalents	(21)	(7,573)

Cash and cash equivalents, beginning of period	465	12,330
CASH AND CASH EQUIVALENTS, END OF PERIOD	$444	4,757

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

ALEEANPEACE GROUP HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND ORGANIZATION

AleeanPeace Group Holdings Limited (formerly known as SEATech Ventures Corp.) (the “Company”) is organized as a Nevada limited liability company, incorporated on April 2, 2018. On July 13, 2026, the Company changed its corporate name from SEATech Ventures Corp. to AleeanPeace Group Holdings Limited. For purposes of consolidated financial statement presentation, AleeanPeace Group Holdings Limited and its subsidiaries are herein referred to as “the Company” or “we”.

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

ALEEANPEACE GROUP HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements for AleeanPeace Group Holdings Limited and its subsidiaries for the nine months ended September 30, 2026 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of AleeanPeace Group Holdings Limited and its wholly owned subsidiaries, SEATech Ventures Corp. and SEATech Ventures (HK) Limited. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted December 31 as its fiscal year end.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The Condensed Consolidated Balance Sheet information as of December 31, 2025 was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2026. These financial statements should be read in conjunction with that report.

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

Investments

Investments in equity securities

The Company accounts for its investments that represent less than 20% ownership, and for which the Company does not have the ability to exercise significant influence, using ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The Company measure investments in equity securities without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. Gains and losses on these securities are recognized in other income and expenses. At September 30, 2026, the Company had two investments in equity securities with carrying value of $2,915 (see Note 7).

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

ALEEANPEACE GROUP HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended September 30, 2026 the Company incurred a net loss of $29,355, had an accumulated deficit of $1,122,531 and experienced negative operating cash flow of $21. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

ALEEANPEACE GROUP HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

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

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended September 30, 2026	As of and for the period ended September 30, 2025

Period-end RM : US$1 exchange rate	4.08	4.22
Period-average RM : US$1 exchange rate	4.01	4.31
Period-end HK$ : US$1 exchange rate	7.85	7.78
Period-average HK$ : US$1 exchange rate	7.83	7.81

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

ALEEANPEACE GROUP HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

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

ALEEANPEACE GROUP HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

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

As of September 30, 2026, AleeanPeace Group Holdings Limited has an issued and outstanding common share of 92,562,343.

4. ACCOUNTS RECEIVABLE

	As of September 30, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Accounts receivable, gross	$115,000	$115,000
Allowance for expected credit loss	(115,000)	(115,000)
Accounts receivable, net	$-	$-

The movement in the allowance for expected credit loss for the period ended September 30, 2026 and year ended December 31, 2025 were as follows:

	As of September 30, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Balance at beginning of the period/year	$115,000	$115,000
Additions of allowance	-	-
Balance at end of the period/year	$115,000	$115,000

The accounts receivable represents receivable amount from companies where the Company owns equity interest, which are trade in nature and subject to normal trade term.

5. CASH AND CASH EQUIVALENTS

As of September 30, 2026, the Company recorded $444 of cash and cash equivalents which primarily consists of cash in bank.

ALEEANPEACE GROUP HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

6. DEPOSITS PAID, PREPAYMENT AND OTHER RECEIVABLES

Deposits paid, prepayment and other receivables consisted of the following as of September 30, 2026 and December 31, 2025:

	As of	As of
	September 30, 2026 (Unaudited)	December 31, 2025 (Audited)
Deposits paid	$262	$262
Prepayments	22,305	2,100
Other receivables	-	4,742
Total deposits paid, prepayment and other receivables	$22,567	$7,104

As of December 31, 2025, the other receivable represents proceed from disposal of the subsidiaries receivable from the former Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director, Mr. Chin Chee Seong (refer Note 14).

On March 31, 2026, the Company waived the other receivable of $4,742 due from Mr. Chin Chee Seong related to the disposal of subsidiaries on October 28, 2025, as the Board determined collection costs would exceed the recovery value.

7. INVESTMENT IN OTHER COMPANIES

	As of September 30, 2026 (Unaudited)	As of December 31, 2025 (Audited)
AsiaFIN Holdings Corp. [1]	$1,015	$1,015
catTHIS Holdings Corp. [2]	1,900	1,900
Total investment in other companies	$2,915	$2,915

[1]	On December 24, 2019, the Company has invested in AsiaFIN Holdings Corp. during the private placement stage. AsiaFIN Holdings Corp is a company providing business technology solutions to its clients. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation services to AsiaFIN Holdings Corp. The investment in AsiaFIN Holdings Corp. is a strategic investment of the Company and the Company’s efforts on nurturing and providing collaborating and networking opportunities to ICT entrepreneurs across Asia. The investment is also aligning with the Company’s focus on the ICT industry. As of September 30, 2026, the Company acquired 12.26% interest in AsiaFIN Holdings Corp.

[2]	On August 30, 2021, the Company has invested in catTHIS Holdings Corp. during the private placement stage. catTHIS Holdings Corp. is a company that providing digital marketing service by using technologies such as mobile application known as “catTHIS App”. catTHIS App serve as a marketing tool which provides free digital catalog management platform that gives its users the ability to upload and share PDF catalogs anywhere and from any device. SEATech Ventures Corp. also provides corporate development, mentoring, and incubation services to catTHIS Holdings Corp. The investment in catTHIS Holdings Corp. is a strategic investment of the Company. As of September 30, 2026, the Company acquired 14.99% interest in catTHIS Holdings Corp.

8. ACCOUNT PAYABLE

	As of September 30, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Account payable	$285,200	$285,200
Total account payable	$285,200	$285,200

The account payable represents payable to a wholly owned subsidiary of a corporate shareholder which is trade in nature and subject to normal trade term.

9. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Other payables[1]	$140,423	$81,507
Accrued audit fees	-	13,600
Accrued professional fees	8,620	6,624
Accrued expenses[2]	-	5,019
Total payables and accrued liabilities	$149,043	$106,750

[1]	Other payables include amount owing to related parties for advances to the Company for its operations (refer Note 14).

[2]	Accrued expenses include compensation payable to our former directors and officers, amounting to $0 and $5,019 as of September 30, 2026 and December 31, 2025 respectively (refer Note 14).

ALEEANPEACE GROUP HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

10. AMOUNT DUE TO DIRECTOR

As of September 30, 2026 and December 31, 2025, the Company had an outstanding amount due to director amounted $2,504 and $0 respectively, represents advances to the Company for its operations.

The amount due is unsecured, interest-free and repayable on demand.

11. INCOME TAXES

For the nine months ended September 30, 2026 and 2025, the local (United States) and foreign components of (loss)/profit before income taxes were comprised of the following:

	Nine months ended September 30, 2026 (Unaudited)	Nine months ended September 30, 2025 (Unaudited)
Tax jurisdictions from:
Local	$(32,645)	$(42,351)
Foreign, representing
- Labuan	(88)	20,256
- Hong Kong	$3,378	$(5,829)
- Malaysia	-	(2,808)
Loss before income tax	$(29,355)	$(30,732)

The provision for income taxes consisted of the following:

	For the period ended September 30, 2026 (Unaudited)	For the period ended September 30, 2025 (Unaudited)
Current:
- Local	-	-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Labuan and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of September 30, 2026, the operations in the United States of America incurred $720,462 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $576,370 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

ALEEANPEACE GROUP HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

12. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. The following table sets forth the computation of basic and diluted net loss per share for the period ended September 30, 2026 and 2025:

Schedule of computation of net loss per share:	For the period ended September 30, 2026 (Unaudited)	For the period ended September 30, 2025 (Unaudited)
Net loss attributable to common shareholders	$(29,355)	$(30,732)

Weighted average common shares outstanding – Basic and diluted	92,562,343	92,562,343

Net loss per share – Basic and diluted#	$(0.00)	$(0.00)

#	For the period ended September 30, 2026 and 2025, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, as the Company had no instruments outstanding that could potentially dilute earnings per share in the future.

13. COMMITMENTS AND CONTINGENCIES

As of September 30, 2026, the Company has no commitments or contingencies involved.

14. RELATED PARTY BALANCES AND TRANSACTIONS

Accounts receivable from related parties (Refer Note 4):	As of September 30, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Accounts receivable, net
- catTHIS Holdings Corp.[1] (net of allowance of $ 115,000 as of September 30, 2026 and December 31, 2025)	$-	$-
Total	$-	$-

The above related party receivables are trade in nature and subject to normal trade terms.

Other receivable from related parties (Refer Note 6):	As of September 30, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Other receivable	$-	$4,742
	$-	$4,742

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

Account payable due to a related party (Refer Note 8):	As of September 30, 2026 (Unaudited)	As of December 31, 2025 (Audited)

Due to a related party:
- GreenPro Financial Consulting Limited[2]	$285,200	$285,200

The above due to a related party is trade in nature and subject to normal trade terms.

Other payables due to related parties (Refer Note 9):

- AleeanPeace Group Holdings Limited (HK)[3]	54,632	20,157
- Mr. Raymond Lee Siu Kuen[4]	67,352	40,205
- Mr. Gilbert Loke Che Chan[5]	18,414	15,393
- Mr. Chin Chee Seong (Former Director and Executive Officer, resigned on June 12, 2025)	-	10,271
- Mr. Tan See Meng (Former Director, resigned on June 12, 2025)	-	500
Total	$140,398	$86,526

The above other payables to former directors and executive officers represent salary and director fees payable and advances to the Company for its operations.

ALEEANPEACE GROUP HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

The above other payables to AleeanPeace Group Holdings Limited (HK), Mr. Raymond Lee Siu Kuen and Mr. Gilbert Loke Che Chan, represent advances to the Company for its operations.

	As of	As of
Investment in related parties:	September 30, 2026 (Unaudited)	December 31, 2025 (Audited)
AsiaFIN Holdings Corp [1]	1,015	1,015
catTHIS Holdings Corp.[1]	1,900	1,900
Total	$2,915	$2,915

For the period ended September 30, 2026 and 2025, the Company has following transactions with related parties:

	For the period ended September 30, 2026 (Unaudited)	For the period ended September 30, 2025 (Unaudited)
Included in General and administrative are the following expenses to related parties:

Executives’ compensation:
- Mr. Chin Chee Seong (Former Director and Executive Officer, resigned on June 12, 2025)	$-	$3,750
- Mr. Tan See Meng (Former Director, resigned on June 12, 2025)	-	1,500
Total	$-	$5,250

Non-executive Directors’ compensation:
- Mr. Cheah Kok Hoong (Former Director, resigned on June 12, 2025	-	1,500
Total	$-	1,500

Company secretary fees:
-Asia UBS Global Limited[6]	$-	$3,000

Professional fees:
- Asia UBS Global Limited[6]	$-	$2,200

[1]	As of September 30, 2026, the Company owns 12.26%, and 14.99% of interest in AsiaFIN Holdings Corp. and catTHIS Holdings Corp. respectively.

[2]	GreenPro Financial Consulting Limited is a subsidiary of GreenPro Capital Corp. (GRNQ). GRNQ through its wholly owned subsidiaries, owns 3.46% shareholding in the Company.

[3]	Common management team between the companies.

[4]	Mr. Raymond Lee Siu Kuen is the Chief Executive Officer of AleeanPeace Group Holdings Limited (HK).

[5]	Mr. Gilbert Loke Che Chan is one of the shareholders, owns 1.35% shareholding in the Company.

[6]	Asia UBS Global Limited is a subsidiary of GreenPro Capital Corp. (GRNQ). GRNQ through its wholly owned subsidiaries, owns 3.46% shareholding in the Company.

15. CONCENTRATIONS OF RISKS

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

ALEEANPEACE GROUP HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

16. SEGMENT INFORMATION

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography:

	For the period ended September 30, 2026
	United States	Malaysia	Hong Kong	Total

Revenues	$-	$-	$-	$-
Cost of revenues	$-	$-	$-	$-
Net (loss)/profit	$(32,645)	$(88)	$3,378	$(29,355)

Total assets	$22,315	$3,349	$262	$25,926

	For the period ended September 30, 2025
	United States	Malaysia	Hong Kong	Total

Revenues	$-	$-	$-	$-
Cost of revenues	$-	$-	$-	$-
Net (loss)/profit	$(42,351)	$17,448	$(5,829)	$(30,732)

Total assets	$530	$9,536	$336	$10,402

*	Revenue and costs are attributed to countries based on the location of customers.

17. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2026, up through the date the Company issued the unaudited condensed consolidated financial statements and determined that there are no further significant subsequent items which are required to be disclosed.

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

Company Overview

AleeanPeace Group Holdings Limited (the “Company”) operates as a holding company, conducting its business operations and strategic initiatives through its operating subsidiaries. The Company currently executing a strategic transition period to realign and expand its business operations and corporate focus. While continuing to support certain foundational operations—including corporate development advisory services—the Company is actively broadening its operational scope. As part of this strategic evolution, the Company is exploring and positioning itself to pursue one-stop multi-family office services and financial solutions provider. The Company is dedicated to providing tailored wealth succession, asset management advisory, corporate advisory, financial training and family governance solutions to high-net-worth individuals, families, and diverse clientele mainly in Hong Kong and Southeast Asia.

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

Results of Operation

For the three months and nine months ended September 30, 2026 and 2025

Revenue

The Company did not generate revenue for the three months and nine months ended September 30, 2026 and 2025.

Cost of Revenue and Gross Margin

For the three months and nine months ended September 30, 2026 and 2025, the Company did not incur any cost of revenue and did not generate gross profit for the three months and nine months ended September 30, 2026 and 2025 respectively.

General and administrative expenses

For the three months and nine months ended September 30, 2026, we had general and administrative expenses in the amount of $21,767 and $33,631 respectively, while for the three months and nine months ended September 30, 2025, we had general and administrative expenses in the amount of $18,806 and $66,986 respectively, which were primarily comprised of salary, professional fee, compliance fee, office and operation expenses. The increase of general and administrative expenses for the three months ended September 30, 2026 was primarily attributable to the increase of professional fees incurred. The decrease of general and administrative expenses for the nine months ended September 30, 2026 was primarily attributable to the reduced personnel costs and office and operation expenses due to resignation of directors and officers.

Net Loss

For the three months and nine months ended September 30, 2026, the Company has incurred a net loss of $21,767 and $29,355 respectively. For the three months and nine months ended September 30, 2025, the Company has incurred a net loss of $16,541 and $30,732 respectively. The increase in net loss for the three months ended September 30, 2026 was mainly due to the increase of general and administrative expenses while the decrease in net loss for the nine months ended September 30, 2026 was mainly due to the decrease of general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2026 and 2025, we had cash and cash equivalents of $444 and $4,757 respectively. We expect increased levels of operating activities going forward will result in more significant cash flows.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations.

Cash Used In Operating Activities

For the nine months ended September 30, 2026 and 2025, net cash used in operating activities were $21 and $47,253 respectively. The decrease was mainly due to an increase in other payables and accrued liabilities for the nine months ended September 30, 2026.

Cash Generated From Investing Activity

For the nine months ended September 30, 2026 and 2025, the net cash generated from investing activity were $0 and $39,283. The investing cash flow performance primarily reflects the proceeds from the disposal of 8,500,000 shares of JOCOM Holdings Corp. to an unrelated third party for the nine months ended September 30, 2025.

Cash Generated From Financing Activities

For the nine months ended September 30, 2026 and 2025, net cash generated from financing activities were $0 and $0.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2026.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2026. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2026, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ALEEANPEACE GROUP HOLDINGS LIMITED
(Name of Registrant)

Date: November 10, 2026	By:	/s/ LEE MARCUS SHERRAY
	Title:	Chief Executive Officer, President, Director

Date: November 10, 2026	By:	/s/ LOKE SEBASTIAN MUN FOO
	Title:	Chief Financial Officer, Treasurer, Secretary

